Form 10KSB40
period 1999-12-31
LUDLUM CONSTRUCTION CO INC
filed 2000-06-05
CIK 1065516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB

           Annual Report Under 13 or 15(d) of the Securities Exchange
             Act of 1934 for the Fiscal Year Ended December 31, 1999


                           Commission File No. 0-28811


                          LUDLUM CONSTRUCTION CO., INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

           FLORIDA                                       59-1413673
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         3050 S.E. DIXIE HIGHWAY
               STUART, FL                                     34997
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


                    Issuer's telephone number: (561) 287-2378

                        --------------------------------


Securities to be registered under Section 12(b) of the Act: NONE

Securities to be registered under Section 12(g) of the Act:

                      CLASS B COMMON STOCK ($.01 PAR VALUE)
                                (Title of Class)
                      (Currently registered - Symbol LDLMB)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained to be best of the registrants knowledge, in definitive proxy or information statements incorporated by reference I Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenue for most recent fiscal year. $3,942,935 12/31/99
                                                                   (audited)

State the aggregated market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the last 60 days. $3,760,767.00 based on the average of the closing bid and asked obtained from the OTC Bulletin Board on December 31, 1999.

Class B Common Stock - 3,711,000 shares
Class A Common Stock - 0 shares

Transitional Small Business Disclosure Format  [ ] YES  [X] No

                                TABLE OF CONTENTS

         Item 1.  Description of Business

         Item 2.  Management's Discussion and Analysis or Plan of Operation

         Item 3.  Description of Property

         Item 4.  Security Ownership of Certain Beneficial Owners and
                  Management

         Item 5.  Directors, Executive Officers, Promoters and
                  Control Persons

         Item 6.  Executive Compensation

         Item 7.  Certain Relationships and Related Transactions

         Item 8.  Description of Securities

         Item 9. Market Price of and Dividends on the Registrant's Common Equity and Related Shareholder Matters

         Item 10. Legal Proceedings

         Item 11. Changes in and Disagreements With Accountants

         Item 12. Recent Sales of Unregistered Securities

         Item 13. Indemnification of Directors and Officers

         Item 14. Financial Statements

         Item 15. Exhibits

                  A) Articles of Incorporation
                  B) Amendment of Articles of Incorporation
                  C) Bylaws

Ludlum Construction Co., Inc. (LDLMB)is filing this Form 10-KSB I Compliance with disclosure requirements of Rule 12b-23 of the Securities Exchange Act of 1934.

ITEM 1.  DESCRIPTION OF BUSINESS

         THE COMPANY

         Ludlum Construction Co., Inc., a Florida corporation ("Ludlum Construction" or the "Company"), was founded and incorporated in 1976 by Noah Ludlum. Ludlum Construction is a dredging and land excavating contractor which provides dredging services for navigable waterways, lake construction and marinas. It also provides excavation and development relating to construction of golf courses and subdivisions. The Company is based in Palm City, Martin County, Florida.

         In April 1998, the Company implemented its expansion plan which included restructuring of management. Noah Ludlum resigned as president, turning management over to his protege, James Schwarz, who has been employed by the Company since its inception. In March of 1998, the Company conducted a private offering under Rule 504 Of Regulation D of the Securities Exchange Act of 1934. On September 18, 1998 the Company was approved by the National Association of Securities Dealers for listing on the Over the Counter Bulletin Board (symbol LDLMB).

         CONTRACT SERVICES

         The dredging and excavation market consists of government, Commercial and private segments. Ludlum relies primarily on a national on-line subscription service for information on new projects and bidding instructions. Because of its longstanding reputation, the Company receive some of its private contracts through referrals. The Company bids an average of six potential projects a month. The Company regularly pursues government jobs on a competitive bid basis and is currently focusing on the most profitable jobs in the least competitive $.3 to $1.5 million range.

         The Company's 25 plus employees uses the Company's equipment base of five dredges, three barge-mounted excavators, tug boats, and work boats, along with 20 pieces of earth-moving equipment to provide dredging and earthwork services for federal and local government jobs, real estate developers and marinas.

         NEW SERVICES

         The Company has recently implemented a "lease-out" equipment program that enables the Company to profit from leasing its dormant equipment to outside contractors for short periods. Within twelve months the Company plans to establish a concrete crushing recycling facility. The Company will purchase or lease a concrete crusher to process debris concrete obtained from rubble and demolition debris or from construction companies. Although concrete crushing facilities are available throughout the United States, none currently exist on Florida's Treasure Coast. Such a facility would provide contractors a more cost-effective alternative to dispose of waste concrete. Implementation of the concrete recycling facility is dependent upon permitting and approval by the Martin County Commission.

         COMPETITIVE DESCRIPTION

         The land excavating industry is very competitive; however, there is less competition for dredging projects. There are currently a limited number of major Florida-based companies competing with Ludlum Construction in the dredging field. The Company estimates its present share of the South Florida market as 20%, a number which is projected to increase as the Company expands. The Company estimates it is awarded 25% of all jobs it bids. Ludlum Construction can bid competitively because most of the equipment is owned and operated by Ludlum Construction. Only minor aspects of the jobs awarded are subcontracted. In addition, over the last 23 years the Company has established a reputation for reliable and efficient completion of all jobs undertaken.

         EMPLOYEES

         At December 31, 1999, the Company had 27 full-time employees and 2 officers. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OVERVIEW

RECENTLY COMPLETED PROJECTS (CUSTOMERS)

The Company completed the following dredging projects within the past 12 months:

         Job Site                      Contractor/Customer                $ Contract Amount
         --------                      -------------------                -----------------
1. Jupiter Inlet, Florida              Jupiter Inlet District                    234,820
2. Clam Bay, Florida                   Collier County B.O.C.C.                   324,030
3. C-12 Canal, Florida                 South Florida Water Management            794,867
4. Castaway Cay, Bahamas               American Bridge Co.                       113,125
5. Sailfish Point POA, Florida         Sailfish Point, P.O.A.                    150,647
6. Lauderdale Marine Center, FL        Lauderdale Marine Center                  262,500
7. Evans Crary Bridge, Florida         PCL Civil Constructors Inc.                65,938
8. Trump Golf Course, Florida          Ranger Construction Industries, Inc.      324,326
9. St. Lucie County
   Landfill, Florida                   St. Lucie County                        1,075,533


         CURRENT PROJECTS IN PROCESS

         The following is a list of the Company's current pending projects in progress as of December 31, 1999:

                                                CONTRACT          TOTAL EST.
              PROJECT                           TOTAL  $        DIRECT COST* $
              -------                           --------        --------------
              COE Puerto Rico                    701,000            374,619
              Felix-Eagle Marsh                  114,500             45,045
              Felix - BJS                        102,750             45,000
              Kissimmee                          265,750            105,553
              C-51 Canal                         118,167             11,704
              Crossroads                         286,481            117,882


              TIME & MATERIALS PROJECTS
              -------------------------
              Misc Small Projects                 72,482             35,283
              Floridian                          177,658            118,862
              Hendry                             175,768             11,199
              Lowenthal-Cinderella                80,000              6,368
              Lowes Boatyard                      28,953             10,390
              Mancils                            108,304             23,534
              Millenium                          126,176             65,373

         RESULTS OF OPERATIONS

         A review of the audited 1998 financials indicates a net loss of $904,354, of which $619,987 is attributed to depreciation. A portion of the loss in 1998 can also be attributed to cost overrun on tow jobs, the St. Lucie County Landfill and Andros Isle.

         The current management began operating the Company in April 1998, Noah Ludlum the founder of the Company, who remained with the Company as a consultant until he retired in July 1999. In 1998 and 1999, the Company experienced cost overruns on two jobs that had been negotiated and bid upon by the former management. Excessive costs, difficulty in dredging at the St. Lucie County Landfill, and significantly underbidding the job ($1 per cubic yard of fill material), caused a loss of approximately $240,000 to be recorded on the St. Lucie County Landfill job in 1998. (The St. Lucie County Landfill job was finished in September 1999 with an additional loss of approximately $240,000 in
1999). Ambiguities and disputes in the Andros Isle contract as to the amount of fill removed caused the Company to write off $150,000.00 from that project in 1998. Working with their accountants, the new management has refined the bidding process and spreadsheets to get a true cost-of-job estimate. In sharp contrast to the $1.00 per cubic yard received from the St. Lucie County Project, the new management has successfully bid on and completed the following projects:

CONTRACTOR               SITE                  YARDS DREDGED     PRICE PER YARD
----------               ----                  -------------     --------------
South Florida Water
Management District      C-12 Canal, FL            80,000            $5.63
Pelican Bay Services     Clam Bay, FL              32,000            $5.32
City of Melbourne        Crane Creek, FL           46,552            $5.25
PCL Civil
Constructors, Inc.       St. Lucie River, FL        5,950            $7.57

         As can be noted, the Company has significantly increased its cost per cubic yards of material dredged. This was accomplished by focusing on bonded jobs which are awarded by federal, state and local governments. The bonded jobs are less competitive because of the financial and regulatory requirements. Another positive aspect of government jobs is that payment is guaranteed, unlike projects with private contractors where collectability is often an issue. By focusing on the government contracts, the Company is expected to continually increase its profitability over the next 5 years.

         In 1999 the Company sold two dredges which were not being utilized. The Company plans to begin leasing more equipment on an "as needed" basis to decrease costs of operation. The Company also plans to lease out its equipment when it is not being used on a project. The Company's dredge, the "Florida Chief" was recently leased to Hendry Corporation for $32,000 per month, while its fixed costs to the Company is approximately $12,000 per month. The Company's most recent project in Aguadilla, Puerto Rico will be completed in the next 60 days. The Army Corps of Engineers is paying the Company $701,000 to dredge 57,000 yards of sand out of this harbor in Puerto Rico. Because this project is scheduled to be completed within a 60-day time frame, the Company expects it will be one of its most profitable projects to date. The management is confident that this is just the beginning of many more profitable jobs in the future.

         EXPANSION PROGRAM

         The Company is looking to the year 2000 to begin a major expansion in its dredging and excavation operations. As its first step, the Company will begin bidding jobs in the southeastern United States. This will enable the Company to focus on government awarded contracts. These contracts are more profitable because there is less competition due to the strict bonding requirements. Further, many of these dredging projects are done on an emergency basis which gives the Company an advantage over its competitors because of the large number of portable dredges it owns. Beginning next year the Company plans to further expand by considering the acquisition of smaller dredging and excavation companies.

         IMPLEMENTATION SUMMARY

         Through the use of on-line services announcing government, the Company will begin expanding its dredging projects throughout the southeastern United States and the Caribbean. The Company has already completed projects in North Carolina for the U.S. Army Corps of Engineers and in Gorda Cay, Bahamas (Disney's Island) for American Bridge Company. Before bidding a job the management meets with employees to discuss the potential project. At these meetings, equipment needs, number of workers and potential problems of the jobs are discussed. The implementation of these strategy meetings have proved invaluable to the current management in accurately preparing cost analysis for its projects.

         MARKETING STRATEGY

         The vast majority of contracts the Company is awarded are on a closed bid basis usually to the lowest bidder. Therefore, cost effectiveness is a number one priority for the Company to market itself and obtain government and private contracts.

         SALES FORECAST

         Revenues for 1999 are approximately $4 million. Through its expansion efforts, the Company is seeking to increase revenues to $5 million the following year. In 1998 the Company had a net loss. Through cost cutting efforts of the new management, the Company has reduced the amount of loss in 1999 to ($245,120.00) from ($904,354.00) in 1998.

ITEM 3.  DESCRIPTION OF PROPERTY

         FACILITIES

         The Company leases an office and yard on five acres of industrial real estate in Palm City, Florida. The office and yard shop combined provide a total of approximately 2,000 square feet. Because of the large size of the dredges, barges, dump trucks, and transport rigs, the equipment is kept in the yard. The Company leases an 1100 square foot business office in Stuart, Florida. Expansion plans call for relocating the Company to a waterfront property on the Okeechobee Waterway in Palm City, Florida, where the office, repair shop and equipment yard can be situated at one location. This will give the Company direct water access to the west coast of Florida and the Gulf states via Lake Okeechobee. Lease negotiations are currently under way. Also, negotiations for the lease of an industrial site for the concrete crushing operation, a sand plant, and mulching operation will be concluded once county permits are approved.

         EQUIPMENT

         Ludlum Construction's dredging and excavating equipment base consists of four dredges, three barge-mounted excavators, tug boats, and work boats along with 20 pieces of earth-moving equipment. The Company has leased with an option to purchase a new Elliott 370 Mud-Cat to meet increasing demand for dredging.

ITEM 4.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of December 31, 1999 by:
(i) each person known to the Company to own more than five percent (5%) of any class of the Company's voting securities; (ii) each director of the Company; and
(iii) all directors and officers as a group.

         Title             Name and Address                    Amount and Nature          Percent
         of Class          of Beneficial Owner                of Beneficial Owner        of Class
         --------          -------------------                -------------------        --------
         Class B           James K. & Donna M. Schwarz            2,031,250                 54%
         Common Stock      4437 SW Cherokee Street                Restricted
                           Palm City, FL 34990

         Class B           James A. Conway                        1,218.750                 32%
         Common Stock      963 SE MacArthur Boulevard             Restricted
                           Stuart, FL 34996

         Class B           All Directors & Officers               3,250,000                 86%
         Common Stock      as a Group                             Restricted


         All shares of Common Stock are held directly with sole voting and investment powers.

         The Company is not aware of any arrangement which might result in a change of control in the future.

ITEM 5.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         The following table sets forth certain information about the directors and executive officers of the Company:

         DIRECTORS AND EXECUTIVE OFFICERS

         NAME                      AGE          POSITION                         TERM
         ----                      ---          --------                         ----
         James K. Schwarz           45          Director/President        April 9, 1998-Present
                                                Chairman of the Board

         James A. Conway            39          Chief Executive Officer   April 9, 1998-Present


         JAMES K. SCHWARZ, President and Director. Mr. Schwarz has served as the Company's President since April 1998 and has been employed by the Company since its inception. Schwarz is proficient in managing Company operations, monitoring projects, and marketing the Company's services. He is the primary reason for the Company's long-standing reputation for excellence throughout the industry.

         JAMES A. CONWAY, Chief Executive Officer. Mr. Conway has served as the Company's Chief Executive officer, Vice President, Secretary and Treasurer since April 1998. Conway holds degrees in finance and law from the University of Florida. He has thirteen years of experience in the corporate legal area including negotiations, drafting contracts and litigation. Conway currently practices law in Palm Beach and Martin County, Florida. He has served as the Company's legal counsel for eight years.

ITEM 6.  EXECUTIVE COMPENSATION

         The following summary compensation table sets forth certain information regarding compensation paid during the fiscal year ending December 31, 1999 to the executives of the Company.

                           SUMMARY COMPENSATION TABLE

         Name and                                             Annual
         Principal                                            Salary           Bonus
         Position                           Year                ($)             ($)
         --------                           ----              ------           ------
         James K. Schwarz                   1999              100,000            0
         President

         James A. Conway                    1999               25,000            0
         Vice President,
         Treasurer/Secretary
         Chief Executive Officer
         Chief Financial Officer


         COMPENSATION OF DIRECTORS

         No director of the Company received any form of compensation from the Company for any services provided as a director, for committee participation, or for special assignments.

ITEM 7.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company intends that any transactions between the Company and its officers, directors, principal shareholders, affiliates or advisors will be on terms no less favorable to the Company than those reasonably obtainable from third parties.

ITEM 8.  DESCRIPTION OF SECURITIES

         COMPANY STOCK

         On October 24, 1997, the Company's Articles of Incorporation were amended to authorize the Company to issue ten million (10,000,000) shares of Common Stock, par value $.Ol per share ("Common Stock"), designated as one (1) share "Class A" and nine million nine hundred ninety-nine thousand (9,999,999) "Class B". As of December 31, 1999, there were issued and outstanding 3,703,000 shares of "Class B" Common Stock held of record by approximately 27 shareholders and no Class A" Common Stock.

         The holders of the "Class B" shares shall have exclusive voting rights and powers, including the exclusive right to notice of shareholders meetings.

         DIVIDENDS

         The Company has paid no dividends on its "Class B" Common Stock and it currently intends to retain earnings for use in its business to finance operations and growth. Any future determination as to the distribution of cash dividends will depend upon the earnings and financial position of the Company at that time and such other factors as the Board of Directors may deem appropriate.

         WARRANTS

         The Company has no outstanding warrants.

ITEM 9. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Effective December 31, 1999, the Company is listed on the NASDAQ Over-the-Counter Bulletin Board (symbol LDLMB). The quarterly high and low sales prices are listed below. As of June 30, 1999, there were approximately 27 holders of the Company's Common Stock.

                                     HIGH              LOW
           Initially listed          ----              ---
               9/25/98               2.75              2.50

           Qtr. End 12/31/98         4.25              2.625
           Qtr. End 3/31/99          4.50              0.875
           Qtr. End 6/30/99          1.0625            0.8125
           Qtr. End 9/30/99          1.125             0.375
           Qtr. End 12/31/99         1.375             0.6562

         The Company distributed no dividends during fiscal year 1998.

ITEM 10. LEGAL PROCEEDINGS

         (a) Pending Legal Proceedings

         No legal proceedings terminated during the period covered by this report.

         On November 3, 1999 a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida, Case #CL9910542G by Nelson Bunker Hunt Trust Estate - Trust A and Edward Stephenson against Ludlum Construction Co., Inc., Noah W. Ludlum, Jr., Timothy Ludlum, James Conway, James
K. Schwarz, Merit First, Inc., and John O'Keefe. The plaintiffs signed a subscription agreement stating "that there is no market for the purchase and sale of the shares and that no such market may ever exist." After the shares were registered the price per share rose to a high of $4.50. When the price per share dropped the lawsuit was filed. The plaintiffs have alleged fraud in the inducement, violation of Florida Securities Investment Protection Act, and Breach of promissory note. Each Plaintiff is seeking $250,000.00 in damages. On the advice of counsel, the lawsuit was settled on April 2, 2000. The plaintiffs dismissed the lawsuit and all claims in exchange for a new promissory note being executed by the Company and guaranteed by its officers in the amount of $450,000.00 payable at $8,000.00 per month with no interest. The note is secured by the assets of the Company. Noah Ludlum, in exchange for being dropped from the suit, forgave a $228,000.00 secured note the Company owed him which was payable at $8,000.00 per month. In further consideration, he also received some excess equipment from the Company valued at $75,000.00.

         (b) Pending governmental agency proceedings.

         As the result of a sales tax audit for the years 1992 to 1997, the Florida Department of Revenue filed a sales tax lien against Ludlum Construction Co., Inc. in July 1999 in the amount of $75,071. A written agreement has been reached to pay off the lien. The Company has paid $20,000 and will begin making $5,000 monthly payments beginning February, 2000 until the taxes are paid in full without any additional interest.

         Martin County Tax Collector has a $45,000.00 claim for personal tangible property taxes which the Company is disputing claiming the assets were appraised too high. The Company has no knowledge of any other pending or contemplated legal proceedings against it.

ITEM 11. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None

ITEM 12. RECENT SALES OF UNREGISTERED SECURITIES

         None

ITEM 13. INDEMNIFICATION OF DIRECTORS AND OFFICERS

         The By-Laws of the Company make no provision for indemnification of its directors or officers.

ITEM 14. FINANCIAL STATEMENTS

         Please refer to the Financial Statements and the index thereto which appear on pages F-1 to F-12 hereof.

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LUDLUM CONSTRUCTION CO., INC.
                              a Florida corporation

                              By: /s/ James K. Schwarz
                                  -----------------------------------
                                  James K. Schwarz
                                  President and Chairman of the Board


Dated: May 30, 2000

                          LUDLUM CONSTRUCTION CO., INC.


                              FINANCIAL STATEMENTS


                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998

                                    CONTENTS


                                                                PAGE
                                                                ----

INDEPENDENT ACCOUNTANTS' REPORT                                   1

FINANCIAL STATEMENTS

          Balance Sheets                                          2
          Statements of Operations                                3
          Statements of Stockholders' Equity                      4
          Statements of Cash Flows                                5

NOTES TO FINANCIAL STATEMENTS                                    6-12

Holyfield Associates, P.A.
Certified Public Accountants



                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders of
Ludlum Construction Co., Inc.
Stuart, Florida

We have audited the accompanying balance sheets of Ludlum Construction Co., Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Ludlum Construction Co., Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ludlum Construction Co., Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Holyfield Associates, P.A.


West Palm Beach, Florida
March 28, 2000

LUDLUM CONSTRUCTION CO., INC.                                    BALANCE SHEETS


as of December 31,                                                 1999               1998
--------------------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                   $    13,483       $     3,251
   Contract receivables                                            532,283           408,933
   Costs and estimated earnings in excess of
      billings on uncompleted contracts                            133,523           128,894
                                                               -----------       -----------
                                                                   679,289           541,078
                                                               -----------       -----------
PROPERTY AND EQUIPMENT
   Construction and office equipment                             3,915,569         4,312,476
   Accumulated depreciation                                     (1,717,872)       (1,386,799)
                                                               -----------       -----------
                                                                 2,197,697         2,925,677
OTHER ASSETS
   Notes receivable, net of $23,932 allowance                       37,784            66,332
   Deposits and prepaid expenses                                       418             3,738
                                                               -----------       -----------
   Total assets                                                $ 2,915,188       $ 3,536,825
                                                               ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of notes payable                            $   426,829       $   844,433
   Short term debt                                                 408,375           381,195
   Due to stockholders                                             451,886           173,093
   Accounts payable and accrued expenses                           600,563           569,067
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                                               10,025
                                                               -----------       -----------
                                                                 1,887,653         1,977,813
NON-CURRENT LIABILITIES
   Long term portion of notes payable                              879,550         1,185,907
                                                               -----------       -----------
TOTAL LIABILITIES                                                2,767,203         3,163,720
                                                               -----------       -----------

STOCKHOLDERS' EQUITY
   Common stock, Class A, $.01 par value,
      1 share authorized, none issued and
      outstanding in 1998 and 1999
   Common stock, Class B, $.01 par value,
      9,999,999 shares authorized, 3,711,000 and
      3,703,000 shares issued and outstanding                       37,110            37,030
   Additional paid in capital                                      972,830           952,910
   Retained earnings (deficit)                                    (861,955)         (616,835)
                                                               -----------       -----------
                                                                   147,985           373,105
                                                               -----------       -----------

Total liabilities and stockholders' equity                     $ 2,915,188       $ 3,536,825
                                                               ===========       ===========





          The accompanying notes and accountant's report should be read with these financial statements.

LUDLUM CONSTRUCTION CO., INC.                          STATEMENTS OF OPERATIONS


for the years ended December 31,                     1999               1998
-------------------------------------------------------------------------------
Contract revenues earned                          $ 3,942,935       $ 4,390,049

Cost of revenues earned                             3,339,152         4,226,536
                                                  -----------       -----------

        Gross profit                                  603,783           163,513
                                                  -----------       -----------

General and administrative expenses                   553,054         1,037,180
                                                  -----------       -----------

        Income (loss) from operations                  50,729          (873,667)

Other income (expense)
   Investment income                                   21,697            21,290
   Gain (loss) on dispostion of assets                (24,487)           21,798
   Interest expense                                  (293,059)         (286,031)
                                                  -----------       -----------

        Income (loss) before income taxes            (245,120)       (1,116,610)

   Provision for income taxes (credit)                                 (212,256)
                                                  -----------       -----------

        Net income (loss)                         $  (245,120)      $  (904,354)
                                                  ===========       ===========

Basic and diluted earnings (loss) per share:
   Net income (loss) per share                    $      (.07)      $      (.23)
                                                  ===========       ===========



          The accompanying notes and accountant's report should be read with these financial statements.

LUDLUM CONSTRUCTION CO., INC.                 STATEMENTS OF STOCKHOLDERS' EQUITY

for the years ended December 31, 1999 and 1998
--------------------------------------------------------------------------------------------------------------------------------

                                               Common Stock Shares                       Additional
                                           ---------------------------                    Paid-in       Retained
                                            Class A          Class B        Amount        Capital       Earnings         Total
                                           ----------       ----------    ----------     ----------    ----------     ----------
Balances, January 1, 1998                           1        5,078,125    $   50,781     $  475,250    $  287,519     $  813,551

Sale of 1,218,750 shares of Class B common                   1,218,750        12,187         35,813                       48,000

Redemption of stock                                (1)      (3,046,875)      (30,468)      (405,896)                    (436,365)

Issuance of 100,000 shares of Class B
   common for consulting services                              100,000         1,000          6,273                        7,273

Sale of 353,000 shares of Class B common                       353,000         3,530        841,470                      845,000

Net loss, 1998                                                                                           (904,354)      (904,354)
                                           ----------       ----------    ----------     ----------    ----------     ----------

Balances, December 31, 1998                                  3,703,000        37,030        952,910      (616,835)       373,105

Issuance of shares of Class B common                             8,000            80         19,920                       20,000

Net loss, 1999                                                                                           (245,120)      (245,120)
                                           ----------       ----------    ----------     ----------    ----------     ----------

Balances, December 31, 1999                                  3,711,000    $   37,110     $  972,830    $ (861,955)    $  147,985
                                           ==========       ==========    ==========     ==========    ==========     ==========





          The accompanying notes and accountant's report should be read with these financial statements.

LUDLUM CONSTRUCTION CO., INC.                          STATEMENTS OF CASH FLOWS


for the years ended December 31,                                   1999               1998
----------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income (loss)                                           $  (245,120)      $  (904,354)
   Adjustments to reconcile net income (loss) to
      cash flows from operating activities:
   Non-cash issuance of stock for consulting services                                  7,273
   Depreciation and amortization                                   594,033           623,408
   Disposition of property and equipment                            24,487           (21,798)
   Change in:
   Contract receivables                                           (123,350)          345,395
   Costs and estimated earnings in excess of billings               (4,629)          155,153
   Income taxes receivable                                                            24,769
   Other assets                                                     28,548           170,603
   Accounts payable and accrued expenses                            31,496           (58,210)
   Deferred income taxes payable                                                    (181,700)
   Billings in excess of costs and estimated earnings              (10,025)          (97,556)
                                                               -----------       -----------
      Net cash provided by operating activities                    295,440            62,983
                                                               -----------       -----------

Cash flows from investing activities
   Purchase of property and equipment                             (291,970)       (1,713,006)
   Proceeds from sales of property and equipment                   404,750           415,217
                                                               -----------       -----------
      Net cash provided by (used in) investing activities          112,780        (1,297,789)
                                                               -----------       -----------

Cash flows from financing activities
   Net borrowings from shareholders                                278,793           (12,603)
   Sales of stock                                                   20,000           893,000
   Stock redemption                                                                  (36,364)
   New financing                                                   545,490         1,518,666
   Payments on notes payable                                    (1,242,271)       (1,192,467)
                                                               -----------       -----------
      Net cash provided by (used in) financing activities         (397,988)        1,170,232
                                                               -----------       -----------

   Increase (decrease) in cash and cash equivalents                 10,232           (64,574)

   Cash and cash equivalents, beginning of year                      3,251            67,825
                                                               -----------       -----------

   Cash and cash equivalents, end of year                      $    13,483       $     3,251
                                                               ===========       ===========

Supplemental disclosures of cash flow information:
   Cash payments for interest                                  $   277,839       $   276,105
                                                               ===========       ===========

Non cash financing activities:
   Note payable issued in stock redemption                     $        --       $   400,000
                                                               ===========       ===========






          The accompanying notes and accountant's report should be read with these financial statements.

LUDLUM CONSTRUCTION CO., INC.                     NOTES TO FINANCIAL STATEMENTS
                                                                  FOR THE YEARS
                                                                  1999 AND 1998

================================================================================

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Ludlum Construction Co., Inc. (the "Company") was incorporated on December 13, 1976, and operates as a construction site and dredge contractor with projects throughout South Florida. The work is performed under cost-plus fee contracts, fixed-price contracts and fixed price contracts modified by incentive and penalty provisions, and on a time and material basis. The Company grants credit, in accordance with available lien laws, to its customers. Management believes that its contract acceptance, billing and collection policies are adequate to minimize potential credit risk.

Accounting for Construction Contracts

Construction contracts are accounted for using the percentage of completion method of accounting measured by the percentage of costs incurred to date to estimated total costs. Under the terms of the various contracts, progress billings are made either at the completion of specific portions of the contract or at fixed amounts at stated dates. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. At such time as a contract is estimated to be unprofitable, the anticipated loss is charged to income.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The lives range from five to ten years.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements. The corporation is on the percentage of completion method for financial statement presentation and on the completed contract method of accounting for income tax filing purposes. On the percentage of completion method, income is recognized as the work is performed on all contracts, both completed and in process. On the completed contract method, revenue is only recognized when a project is completed.

Deferred taxes are recognized for differences in income recognition between the two methods of accounting as well as for the differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences which will either be deductible or taxable when income is realized or the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income.

Accounting Estimates

The management of the Company uses accounting estimates in determining revenues from contracts as accounted for by the percentage of completion method. Estimates are based on subjective as well as objective factors and, as a result, judgement is required to estimate certain amounts at the date of the financial statements.

LUDLUM CONSTRUCTION CO., INC.                     NOTES TO FINANCIAL STATEMENTS
                                                                  FOR THE YEARS
                                                                  1999 AND 1998

================================================================================


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Cash and Cash Equivalents

Cash and cash equivalents include overnight investments in repurchase agreements. The Company considers all investments with maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The fair value of the Corporation's financial instruments, such as accounts receivable, accounts payable, and notes payable approximate their carrying value.

Year 2000 Reporting

On August 4, 1998, the SEC issued expanded requirements for disclosure regarding the international computer programming problems whereby certain computer programs will not be able to properly recognize the date in the year 2000. Management believes the Company has no material exposure from the year 2000 problem. The Company's management information systems advisor reports that because the Company's system was originally designed to be unaffected by the year 2000 problem, the Company has no exposure to the problem within its own system. The Company has consulted major vendors and suppliers whose non-compliance with correction of the problem could cause material damage to the Company and has determined that such vendors and suppliers have plans in place that will circumvent year 2000 problems that could affect the Company.

Recent Accounting Pronouncements

In 1997, the FASB issued Statements No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. These Statements will have no effect on the Company's financial position or results of operations.

Net Income (Loss) Per Share

Basic and diluted earnings (loss) per share is computed by dividing income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the year (retroactively adjusted for the stock split in 1998).

                                                    1999              1998
                                               -----------       -----------

Net income (loss) to common shareholders       $  (245,120)      $  (904,354)
                                               -----------       -----------
Weighted average number of common
     shares outstanding                          3,710,333         3,912,264
                                               -----------       -----------
Basic and diluted income (loss) per share
     from continuing operations                $      (.07)      $      (.23)
                                               ===========       ===========

2.       CONTRACT RECEIVABLES

Contract receivables consist of the following as of December 31, 1999 and 1998.

                                           1999           1998
                                         --------      --------
Completed contracts                      $ 59,616      $230,777
Uncompleted contracts                     439,203        70,334
Retainages                                 33,464       107,822
                                         --------      --------
                                         $532,283      $408,933
                                         ========      ========

LUDLUM CONSTRUCTION CO., INC.                     NOTES TO FINANCIAL STATEMENTS
                                                                  FOR THE YEARS
                                                                  1999 AND 1998

================================================================================


3.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts as of December 31, 1999 and 1998, consist of the following:

                                                  1999            1998
                                              ----------      ----------
Costs and expenses incurred on
  uncompleted contracts                       $  750,250      $2,220,525
Estimated earnings to date                       139,821         116,870
                                              ----------      ----------

                                                 890,071       2,337,395
Less billings                                    756,549       2,218,526
                                              ----------      ----------

                                              $  133,522      $  118,869
                                              ==========      ==========


Included in accompanying balance sheet under the following captions:

Costs and estimated earnings in excess
  of billings on uncompleted contracts         $ 133,522      $ 128,894
Billings in excess of costs and estimated
   earnings on uncompleted contracts                  --        (10,025)
                                               ---------      ---------

                                               $ 133,522      $ 118,869
                                               =========      =========

The following schedule reflects a reconciliation of the Company's backlog representing signed contracts in existence at December 31, 1999 and 1998:

                                                             1999            1998
                                                         ----------      ----------
Backlog, beginning of year                               $2,018,000      $2,389,000
New contracts and contract adjustments                    3,869,000       4,019,000
                                                         ----------      ----------

Total                                                     5,887,000       6,408,000

Less contract revenues earned in the current period       3,943,000       4,390,000
                                                         ----------      ----------

Backlog, end of year                                     $1,944,000      $2,018,000
                                                         ==========      ==========



4.       PROPERTY AND EQUIPMENT

Major classes of property and equipment as of December 31, 1999 and 1998 are:

                                                  1999            1998
                                              ----------      ----------
Dredges, barges and equipment                 $2,081,417      $2,329,760
Heavy equipment                                1,397,777       1,542,956
Vehicles and transports                          342,380         367,380
Shop equipment                                    68,386          43,564
Office equipment                                  25,609          28,816
                                              ----------      ----------
                                               3,915,569       4,312,476

Less accumulated depreciation                  1,717,872       1,386,799
                                              ----------      ----------

                                              $2,197,697      $2,925,677
                                              ==========      ==========

Depreciation expense was $590,713 in 1999 and $619,987 in 1998.

LUDLUM CONSTRUCTION CO., INC.                     NOTES TO FINANCIAL STATEMENTS
                                                                  FOR THE YEARS
                                                                  1999 AND 1998

================================================================================


5.       DEBT

NOTES PAYABLE

Short-term debt consists of the following as of December 31, 1999 and 1998:

                                       1999          1998
                                     --------      --------

 Note payable to a bank,
  interest at 9.75%,
  secured by a dredge                $327,165      $     --

Other short- term notes payable        81,210       381,195
                                     --------      --------

                                     $408,375      $381,195
                                     ========      ========

LONG-TERM DEBT

Long term debt consists of the following at December 31, 1999 and 1998:


                                                                                         1999            1998
                                                                                      ----------      ----------

Note payable, bearing interest at 10.25%, payable monthly in principal and interest of $8,548 with a balloon payment on January 1, 2001,
  guaranteed by officers of the Company.                                                 389,694              --

Note payable, interest at 6.4%, secured by stock of the Company, payments of $100,000 principal plus accrued interest due April 9, and
  July 9, 1998, 1999, 2000, 2001 respectively.                                           243,530         305,842

Notes payable to finance companies, bearing interest from 5.38% to 22.19%, payable monthly from $186 to $12,468, secured by vehicles and equipment, final
  payments due from April 1998 to January 2003.                                          643,716         908,312

Notes payable to banks, bearing interest from 6.45% to 14.7%, payable monthly from $318 to $11,310, secured by vehicles and equipment, final payments
  due from March 1997 to June 2001.                                                   $   29,439      $  816,186
                                                                                      ----------      ----------

                                                                                       1,306,379       2,030,340

Less current maturities                                                                  426,829         844,433
                                                                                      ----------      ----------

                                                                                      $  879,550      $1,185,907
                                                                                      ==========      ==========


LUDLUM CONSTRUCTION CO., INC.                     NOTES TO FINANCIAL STATEMENTS
                                                                  FOR THE YEARS
                                                                  1999 AND 1998

================================================================================


5.       DEBT, CONTINUED

                                               1999            1998
                                            ----------      ----------

Payments on long term debt due in 1999      $               $  844,433
                                  2000         426,829         416,653
                                  2001         622,515         603,192
                                  2002         246,503         155,530
                                  2003          10,532          10,532
                                            ----------      ----------

                                            $1,306,379      $2,030,340
                                            ==========      ==========

6.       INCOME TAXES

A provision for state and federal income taxes has been computed based on amounts currently payable to (refundable from) taxing authorities and increased or decreased by changes in deferred taxes. The current provision for income tax consists of the following:

                                                 1999           1998
                                              ---------      ---------

Amount currently refundable                   $      --      $ (30,566)
Changes in deferred taxes
     Current                                         --             --
     Long-term                                       --       (181,700)
                                              ---------      ---------
                                              $      --      $(212,256)
                                              =========      =========


Deferred tax liabilities, giving rise to deferred taxes, are recognized for temporary differences that will result in taxable amounts in future years. At December 31, 1999 and 1998, the Company had no deferred tax liabilities.

Offsetting future liabilities are net operating loss carry forwards amounting to approximately $1,985,000. This operating loss will expire on December 31, 2013. The loss carry forwards result in a deferred tax asset of $675,000, offset by a valuation allowance of $675,000 at December 31, 1999.

7.       STOCKHOLDERS' EQUITY

Pursuant to a stock subscription agreement dated November 7, 1997, the Company sold 120 shares of class B stock to an unrelated third party for $48,000.

Pursuant to a contract signed on December 31, 1997 and consummated on April 9, 1998, the board of directors of the Company agreed to redeem the shares of two directors comprising 100% of the class A and 60% of the class B shares issued by the Company.

The redemption price set on December 31, 1997 was $0 per share of class A stock and $1,455 per share for the class B stock. The total purchase price for the shares was $436,365. On April 9, 1998, the Company signed a note payable to a selling director for $400,000 bearing an interest rate of 6.4%. The note requires principal payments of $100,000 payable on July 9, 1998, 1999, 200, 2001. The note is secured by the stock certificates issued to officers of the Company. Also, the Company must maintain a term life insurance policy on the life of the note holder to pay the unpaid balance of the note payable until such time as the note is fully paid.

LUDLUM CONSTRUCTION CO., INC.                     NOTES TO FINANCIAL STATEMENTS
                                                                  FOR THE YEARS
                                                                  1999 AND 1998

================================================================================


7.       STOCKHOLDERS' EQUITY, CONTINUED

On April 9, 1998, the Company authorized a stock split of 10,156.25 to one share for each class B stock.

From April 9, 1998 through December 31, 1998, the Company issued 353,000 shares of post split class B stock for $845,000.

In 1998, the Company also issued 100,000 shares of post split class B stock for consulting services. The Company provided a charge to expense for $7,273.

The Company entered into an employment agreement with a selling director. The agreement obligates the Company to pay the individual $75,000 per year and provides him with health and term life insurance, as well as use of a Ford F350 truck with all expenses paid for a period of three years. At the end of the agreement, the truck is to be given to the individual. This person retired in May, 1999 and the employment agreement was terminated.

8.       CONCENTRATION OF CREDIT RISK

During the year, the Company has maintained cash balances in excess of the Federally insured limits. The funds are with major money center banks. Consequently, the Company does not believe that there is a significant risk in having these balances in the financial institutions. The cash balances at December 31, 1999 were not over the limit.

9.       COMMITMENTS AND CONTINGENCIES

The Company leases its office, equipment and land used for equipment storage. The minimum payments due under these leases are:

                               Monthly         Expiration             Current           Remaining
                              Obligation           Date               Portion            Balance
                              ----------       ----------             -------            -------
Equipment                       $ 3,287          07-07-00             $ 39,444          $ 98,619

Office and shop                 $ 4,426          11-14-01             $ 53,112          $ 48,686



LUDLUM CONSTRUCTION CO., INC.                     NOTES TO FINANCIAL STATEMENTS
                                                                  FOR THE YEARS
                                                                  1999 AND 1998

================================================================================



10.      GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of the following for the years 1999 and 1998:

                                                                      1999            1998
                                                                   ----------      ----------
Salaries                                                            $ 261,313       $ 343,212

Bad debts                                                              37,726         217,239

Taxes and licenses                                                     38,930          82,245

Telephone and utilities                                                38,083          55,074

Rent                                                                   34,722          36,089

Professional fees                                                      51,964         137,555

Office expenses                                                        24,977          41,566

Insurance                                                              36,172          21,103

Travel expenses                                                         7,438          19,142

Depreciation and amortization (after allocations to job cost)           3,320          10,199

Other                                                                  18,359          73,756
                                                                   ----------      ----------

                                                                   $  553,054      $1,037,180
                                                                   ==========      ==========


