Form 10QSB
period 2000-03-31
LUDLUM CONSTRUCTION CO INC
filed 2000-06-05
CIK 1065516

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-28811

                          LUDLUM CONSTRUCTION CO., INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            FLORIDA                                       59-1413673
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                             3050 S.E. Dixie Highway
                              Stuart, Florida 34997
                                 (561) 287-2378

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]     No [ ]

Number of shares outstanding of each of the issuer's classes of common equity:

         As of March 31, 2000, the Company had a total of 3,711,000 shares of Class B Common Stock, par value $.01 per share (the "Common Stock"), outstanding. Class A Common Stock - 0 shares.

         Transitional Small Business Disclosure Format:   Yes [ ]    No [X]

                          LUDLUM CONSTRUCTION CO., INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000


                                      INDEX

                                                              PAGE NO
                                                              -------

PART I

Item 1. Financial Statements ...............................      3
Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....      3

PART II

Item 2. Changes in Securities ..............................      5
Item 6. Exhibits and Reports on Form 8-K ...................      5

SIGNATURES .................................................      6

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

Note 1, Basis of Presentation

         The unaudited, condensed, consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Certain reclassifications have been made to the 1999 financial information to conform to the presentation used in 2000. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's Form 10-SB as originally filed with the Securities and Exchange Commission on January 7, 2000.

Note 2, Loss Per Share

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which requires presentation of basis earnings per share including only outstanding common stock, and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted losses per share for all periods presented are the same.

Note 3, Income Taxes

         The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes." In accordance with this statement, the Company records a valuation allowance so that the deferred tax asset balance reflects the estimated amount of deferred tax assets that may be realized. Therefore, the deferred tax assets generated by the net losses in the periods presented have been offset in their entirety by a deferred tax asset valuation allowance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ALALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION STATEMENT

         The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this form 10-QSB are forward-looking and are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf, of the Company.

RESULTS OF OPERATIONS

Revenues for the three-month period ending March 31, 2000 decreased to $672,877.00 from $814,117.00 for the three-month period ending March 31, 1999. This decrease in revenues was primarily attributable to management in selecting fewer jobs with higher profit margins.

Total expenses for the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999 decreased to $635,554.00 from $980,599.00. This decrease expenses was primarily attributable to reduction of overtime pay, cost cutting for shop expenses due to sale of equipment not being utilized daily.

Total other expenses for the three-month period March 31, 2000 compared to the three-month period ended March 31, 1999 decreased to $55,518.00 from $61,396.00, this decrease is due primarily to an decrease in interest expense due to a reduction of debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is currently managing the payment of our current liabilities and obligations on a monthly basis as cash becomes available. Our current positive cash flow from operations is $202,737.00 for the quarter ending 3/31/2000.

"Y2K" ISSUE

         The Company believes it is in full compliance with the "Y2K" issue. The Company operates internal Local Area Networks for all of its computer operations and all the software and substantially all the hardware in use will successfully pas through the new year without disruption. Based on discussions with its major vendors, the Company believes that will be no interruption from its vendors that will interfere with the Company's operations. Management of the Company believes that the "Y2K" issue will not have a material effect on the Company's business, results of operations or financial condition.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES

         During the first quarter of 2000, no new shares of common stock were issued.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  1.       Financial Statements being on page F-1.

                  2.       Exhibits:        None

         (b)      Reports on Form 8-K.

                  1.       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LUDLUM CONSTRUCTION CO., INC.




Dated:  May 30, 2000                 By: /s/ James K. Schwarz
                                        ----------------------------------------
                                             James K. Schwarz, President

                                     By: /s/ James A. Conway
                                        ----------------------------------------
                                             James A. Conway
                                             Chief Financial Officer
                                             Principal Accounting Officer

                          LUDLUM CONSTRUCTION CO., INC.
                                 BALANCE SHEET
                                 MARCH 31, 2000
                                  (UNAUDITED)


                                     Assets

Current Assets:
       Cash and cash equivalents                                                        $    58,574
       Contract receivables                                                                 289,532
       Costs and estimated earnings in excess of billings on uncompleted contracts          206,509
                                                                                        -----------
          Total current assets                                                              554,615
Property and equipment - net of $1,800,590 allowance for depreciation                     2,134,975
Other assets:
       Notes receivable, net of $23,932 allowance for doubtful amounts                       37,784
       Deposits and prepaid expenses                                                          5,717
                                                                                        -----------
Total assets                                                                            $ 2,733,091
                                                                                        ===========


                      Liabilities and Stockholders' Equity

Current liabilities:
       Current portion of notes payable                                                 $   556,362
       Short term debt                                                                      376,539
       Due to stockholders                                                                  444,386
       Accounts payable and accrued expenses                                                574,020
                                                                                        -----------
          Total current liabilities                                                       1,951,307
Long-term portion of notes payable                                                          651,703
                                                                                        -----------
          Total liabilities                                                               2,603,010
                                                                                        -----------

Stockholders' equity:
       Common stock, Class A, $.01 par value, 1 share authorized, none issued
       Common stock, Class B, $.01 par value, 9,999,999 shares authorized,
          3,711,000 shares issued and outstanding                                            37,110
       Additional paid-in capital                                                           972,830
       Retained earnings (deficit)                                                         (879,859)
                                                                                        -----------
          Total stockholders' equity                                                        130,081
                                                                                        -----------
Total liabilities and stockholders' equity                                              $ 2,733,091
                                                                                        ===========


                See accompanying notes to financial statements.

                          LUDLUM CONSTRUCTION CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


THREE MONTHS ENDED MARCH 31,                       2000            1999
                                                ---------       ---------
Revenues:
       Contract revenues                        $ 672,877       $ 814,117
       Cost of revenues earned                    486,302         868,392
                                                ---------       ---------
          Gross profit (loss)                     186,575         (54,275)
       General and administrative expenses        149,252         112,207
                                                ---------       ---------
          Operating income (loss)                  37,323        (166,482)
                                                ---------       ---------
Other income (expenses):
       Investment income                              291          11,949
       Interest expense                           (55,518)        (61,396)
                                                ---------       ---------
       Total other income (expenses)              (55,227)        (49,447)
                                                ---------       ---------
Loss before income taxes                          (17,904)       (215,929)
Provision for income taxes
       Net loss                                 $ (17,904)      $(215,929)
                                                =========       =========

Basic and diluted loss per share:
       Net income (loss) per share                 (0.005)          (0.06)
                                                =========       =========









                See accompanying notes to financial statements.

                          LUDLUM CONSTRUCTION CO., INC.
                             STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


THREE MONTHS ENDED MARCH 31,                                         2000            1999
                                                                  ---------       ---------
Cash flows from operating activities:
       Net income (loss)                                          $ (17,904)      $(215,929)
       Adjustments to reconcile net income (loss) to
          cash flows from operating activities:
              Depreciation and amortization                          83,548         150,572
       Change in:
          Contract receivables                                      242,751         (29,731)
          Costs and estimated earnings in excess of billings        (72,986)        (15,665)
          Other assets                                               (6,129)
          Accounts payable and accrued expenses                     (26,543)        105,476
          Billings in excess of costs and estimated earnings                        (10,025)
                                                                  ---------       ---------
       Net cash provided by (used in) operating activities          202,737         (15,302)

Cash flows from investing activities:
       Purchase of property and equipment                           (19,996)
       Proceeds from sale of property and equipment                                  95,398
                                                                  ---------       ---------
       Net cash provided by (used in) investing activities          (19,996)         95,398
                                                                  ---------       ---------

Cash flows from financing activities:
       Net borrowings from shareholders                              (7,500)        117,500
       Sales of stock                                                                20,000
       Payments on notes payable                                   (130,150)       (218,402)
                                                                  ---------       ---------
       Net cash used in financing activities                       (137,650)        (80,902)
                                                                  ---------       ---------

Increase (decrease) in cash and cash equivalents                     45,091            (806)
Cash and cash equivalents, beginning of period                       13,483           3,251
                                                                  ---------       ---------
Cash and cash equivalents, end of period                          $  58,574       $   2,445
                                                                  =========       =========


Supplemental disclosure of cash paid for:
       Interest                                                   $  55,518       $  61,396
       Income taxes                                                    none            none



                See accompanying notes to financial statements.

                          LUDLUM CONSTRUCTION CO., INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)





                                 Common Stock Class B            Additional
                               ---------------------------        Paid-in         Retained
                                 Shares           Amount          Capital         Earnings          Total
                               ----------       ----------       ----------      ----------       ----------
Balances, January 1, 2000       3,711,000       $   37,110       $  972,830      $ (861,955)      $  147,985

Net loss                                                                            (17,904)         (17,904)
                               ----------       ----------       ----------      ----------       ----------

Balances, March 31, 2000        3,711,000       $   37,110       $  972,830      $ (879,859)      $  130,081
                               ==========       ==========       ==========      ==========       ==========





                See accompanying notes to financial statements.

                          LUDLUM CONSTRUCTION CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Note 1.  Basis of Presentation

         The unaudited financial statements included herein have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

Note 2.  Loss Per Share

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share including only outstanding common stock, and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted losses per share for all periods presented are the same.

Note 3.  Income Taxes

         The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes." In accordance with this statement, the Company records a valuation allowance so that the deferred tax asset balance reflects the estimated amount of deferred tax assets that may be realized. Therefore, the deferred tax assets generated by the net losses in the periods presented have been offset in their entirety by a deferred tax asset valuation allowance.