Form 10QSB
period 2000-06-30
LUDLUM CONSTRUCTION CO INC
filed 2000-11-02
CIK 1065516

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-28811

                          LUDLUM CONSTRUCTION CO., INC.
                     --------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

               FLORIDA                                   59-1413673
               -------                                   ----------
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

         As of June 30, 2000, the Company had a total of 3,521,000 shares of Class B Common Stock, par value $.01 per share (the "Common Stock"), outstanding. Class A Common Stock - 0 shares.

         Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                          LUDLUM CONSTRUCTION CO., INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I
------

Item 1.  Financial Statements............................................  3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................  3
Item 10. Legal Proceedings...............................................  4

PART II
-------

Item 2. Changes in Securities............................................  5
Item 6. Exhibits and Reports on Form 8-K.................................  5

SIGNATURES...............................................................  6

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

Note 1, Basis of Presentation

         The unaudited, condensed, consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Certain reclassifications have been made to the 1999 financial information to conform to the presentation used in 2000. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's Form 10-SB as originally filed with the Securities and Exchange Commission on January 7, 2000 and Form 10-SB 12 G/A filed with the Securities and Exchange Commission on August 17, 2000.

Note 2, Earnings Per Share

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which requires presentation of basis earnings per share including only outstanding common stock, and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings per share for all periods presented are the same.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION STATEMENT

         The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this form 10-QSB are forward-looking and are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ significantly from results expressed or implied in any forward-looking statements made by , or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf, of the Company.

RESULTS OF OPERATIONS

Revenues for the six-month period ending June 30, 2000 decreased to $1,349,648.00 from $1,859,018.00 for the six-month period ending June 30, 1999.
This decrease in revenues was primarily attributable to management in selecting fewer jobs with higher profit margins.

Total expenses for the six-month period ended June 30, 2000 compared to the six-month period ended June 30, 1999 decreased to $1,237,482.00 from $1,975,667.00. This decrease expenses was primarily attributable to reduction of overtime pay, job related expenses and cost cutting for shop expenses due to sale of equipment not being utilized daily.

Total other income (expenses) for the six month period June 30, 2000 compared to the six month period ended June 30, 1999 decreased to $30,191.00 from ($163,315.00), this decrease is due primarily to an decrease in interest expense due to a reduction of debt and a gain on disposal of assets.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is currently managing the payment of our current liabilities and obligations on a monthly basis as cash becomes available. Our current positive cash flow from operations is $242,350.00 for the six months ending June 30, 2000.

"Y2K" ISSUE

         The Company believes it is in full compliance with the "Y2K" issue. The Company operates internal Local Area Networks for all of its computer operations and all the software and substantially all the hardware in use have successfully passed through the new year without disruption. Based on discussions with its major vendors, the Company believes that will be no interruption from its vendors that will interfere with the Company's operations. Management of the Company believes that the "Y2K" issue will not have a material effect on the Company's business, results of operations or financial condition.

ITEM 10. LEGAL PROCEEDINGS

         On the advice of its attorneys, on April 1, 2000 the Company settled the lawsuit filed by Nelson Bunker Hunt Trust Estate and Edward L. Stephenson vs. Ludlum Construction Co., Inc., et al., Case No. 99-10542AG filed in the 15th Judicial Circuit in Palm Beach County, Florida. The Company agreed to execute a new secured promissory note for $450,000.00 payable at $8,000.00 per year at no interest. All other claims against the Company and its officers were dismissed. The Company also settled its claim against the Company's former president, Noah Ludlum. The settlement required Noah Ludlum to waive any rights or money due him by the Company under a promissory note with a balance of $232,000.00 that was payable at $8,000.00 per month. He also agreed to take over debt of the dredge "The Florida Chief" in the approximate amount of $327,000.00. In exchange for a general release by the Company, Noah Ludlum received some miscellaneous equipment, his former company truck plus any proceeds from the sale of "The Florida Chief".

         On May 2, 2000, Ellicott Machine Corporation International filed suit against the Company in Baltimore, Maryland, Case No. 24-C-00-001859 for breach of lease for a dredge in the amount of $63,549.20 plus interest, costs and attorney fees. In October, 2000, the case was settled for the sum of $18,000.00.

         On June 5, 2000, Dredge America, Inc. filed suite against the Company in the 19th Judicial Circuit Martin County, Florida, Case No. 00-399-CA alleging breach of lease agreement for dredge pipe with a claim for damages of approximately $50,000.00. The Company has filed a countersuit for fraud and breach of lease agreement and has made a claim for damages in excess of $100,000.00. The case is currently pending with a trial date expected sometime in 2001.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES

         During the second quarter of 2000, no new shares of common stock were issued. 19,000 shares of common stock were redeemed in the second quarter. These shares are being held as collateral for a promissory note.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  1.       Financial Statements being on page F-1.

                  2.       Exhibits 27.1 Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  1.       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LUDLUM CONSTRUCTION CO., INC.



Dated: October 31, 2000                       By: /s/ James K. Schwarz
                                                 -------------------------------
                                                 James K. Schwarz, President



                                              By: /s/ James Conway
                                                 -------------------------------
                                                 James Conway
                                                 Chief Financial Officer
                                                 Principal Accounting Officer

                          Ludlum Construction Co., Inc.
                                 Balance Sheet
                                 June 30, 2000
                                  (Unaudited)

                                     ASSETS

Current Assets:
       Cash and cash equivalents                                                     $    13,237
       Contract receivables                                                              408,842
       Costs and estimated earnings in excess of billings on uncompleted contracts       211,059
                                                                                     -----------
             Total current assets                                                        633,138
Property and equipment - net of $1,806,058 allowance for depreciation                  1,614,507
Other assets:
       Notes receivable, net of $23,932 allowance for doubtful accounts                   36,834
                                                                                     -----------
Total assets                                                                         $ 2,284,479
                                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current portion of notes payable                                              $   370,909
       Due to stockholders                                                               485,162
       Accounts payable and accrued expenses                                             612,305
                                                                                     -----------
          Total current liabilities                                                    1,468,376
Long-term portion of notes payable                                                       975,760
                                                                                     -----------
          Total liabilities                                                            2,444,136
                                                                                     ===========

Stockholders' equity:
       Common stock, Class A, $.01 par value, 1 share authorized, none issued
       Common stock, Class B, $.01 par value, 9,999,999 shares authorized,
          3,521,000 shares issued and outstanding                                         35,210
       Additional paid-in capital                                                        524,730
       Retained earnings (deficit)                                                      (719,597)
                                                                                     -----------
          Total stockholders' equity                                                    (159,657)
                                                                                     -----------
Total liabilities and stockholders' equity                                           $ 2,284,479
                                                                                     ===========


                See accompanying notes to financial statements.

                          Ludlum Construction Co., Inc.
                            Statements of Operations
                                   (Unaudited)

SIX MONTHS ENDED JUNE 30,                       2000           1999
                                             -----------    -----------
Revenues:
       Contract revenues                     $ 1,349,649    $ 1,859,018
       Cost of revenues earned                   976,541      1,749,099
                                             -----------    -----------
          Gross profit (loss)                    373,108        109,919
       General and administrative expenses       260,941        226,568
                                             -----------    -----------
          Operating income (loss)                112,167       (116,649)
                                             -----------    -----------
Other income (expenses):
       Other income                                  764            592
       Gain on disposal of assets                124,459
       Interest expense                          (95,032)      (123,967)
                                             -----------    -----------
       Total other income (expenses)              30,191       (123,375)
                                             -----------    -----------
Income (Loss) before income taxes                142,358       (240,024)
Provision for income taxes
                                             -----------    -----------
       Net income (loss)                     $   142,358    $  (240,024)
                                             ===========    ===========

Basic and diluted earnings per share:
       Net income (loss) per share           $      0.04    $     (0.06)
                                             ===========    ===========

                 See accompanying notes to financial statements.

                          Ludlum Construction Co., Inc.
                            Statements of Cash Flows
                                   (Unaudited)

SIX MONTHS ENDED JUNE 30,                                         2000         1999
                                                               ---------    ---------
Cash flows from operating activities:
       Net income (loss)                                       $ 142,358    $(240,024)
       Adjustments to reconcile net income (loss) to
          cash flows from operating activities:
              Depreciation and amortization                      165,436      299,483
              Gain on disposal of assets                        (124,459)
       Change in:
          Contract receivables                                   123,441      (57,382)
          Costs and estimated earnings in excess of billings     (77,536)      37,672
          Other assets                                             1,368        6,284
          Accounts payable and accrued expenses                   11,742       48,676
          Billings in excess of costs and estimated earnings                   10,025
                                                               ---------    ---------
       Net cash provided by (used in) operating activities       242,350      104,734

Cash flows from investing activities:
       Purchase of property and equipment                        (19,996)
       Proceeds from sale of property and equipment                            95,398
                                                               ---------    ---------
       Net cash provided by (used in) investing activities       (19,996)      95,398
                                                               ---------    ---------

Cash flows from financing activities:
       Net borrowings from shareholders                           33,276      (17,482)
       Sales of stock                                                          20,000
       Payments on notes payable                                (255,876)    (198,971)
                                                               ---------    ---------
       Net cash used in financing activities                    (222,600)    (196,453)
                                                               ---------    ---------

Increase (decrease) in cash and cash equivalents                    (246)       3,679
Cash and cash equivalents, beginning of period                    13,483        3,251
                                                               ---------    ---------
Cash and cash equivalents, end of period                       $  13,237    $   6,930
                                                               =========    =========


Supplemental disclosure of cash paid for:
       Interest                                                $  95,032    $ 123,967
       Income taxes                                                 none         none

Non - cash transactions Stock redemption:
          Liabilities incurred                                 $ 450,000
                                                               ---------
          Stock redeemed                                       $ 450,000
                                                               ---------
       Equipment sale
          Liabilities disposed of                              $ 562,209
                                                               ---------
          Assets disposed of                                   $ 437,750
                                                               ---------


                 See accompanying notes to financial statements.

                          Ludlum Construction Co., Inc.
                       Statement of Stockholders' Equity
                                   (Unaudited)

                                                         ADDITIONAL
                               COMMON STOCK CLASS B       PAID-IN      RETAINED
                               SHARES       AMOUNT        CAPITAL      EARNINGS       TOTAL
                             -----------  ----------    ----------    ----------    ----------

Balances, January 1, 2000    3,711,000    $   37,110    $  972,830    $ (861,955)   $  147,985

Stock redemption               (19,000)       (1,900)     (448,100)                   (450,000)

Net income                                                               142,358       142,358
                            ----------    ----------    ----------    ----------    ----------

Balances, June 30, 2000      3,692,000    $   35,210    $  524,730    $ (719,597)   $ (159,657)
                            ==========    ==========    ==========    ==========    ==========

                 See accompanying notes to financial statements.

                          LUDLUM CONSTRUCTION CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


Note 1.  Basis of Presentation

         The unaudited financial statements included herein have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

Note 2.  Earnings Per Share

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share including only outstanding common stock, and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings (losses) per share for all periods presented are the same.

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

         There is no provision for income tax for the six months ended June 30, 2000 due to the availability of net operating loss carryforwards.