Form 10QSB
period 2000-09-30
LUDLUM CONSTRUCTION CO INC
filed 2004-11-17
CIK 1065516

U.S. Securities and Exchange Commission
                       Washington, D.C. 20549


                            Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For The Fiscal Quarter Ended September 30, 2000
                                Or

[   ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

  For the transition period from __________ to ___________


                  Commission file number:  0-28811


                    LUDLUM CONSTRUCTION CO., INC.
     (Exact Name of Small Business Issuer as specified in its charter)


            FLORIDA                                59-1413673
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


       10 S.E. Central Parkway, Ste. 225
               Stuart, Florida                          91316
  (Address of principal executive offices)            (Zip Code)

            (772) 283 -4490
      Issuer's telephone Number

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

As of September 30, 2000, the Company had a total of 3,521,000 shares of Class B Common Stock, par value $.01 per share (the "Common Stock"), outstanding and had no shares of Class A Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]



                   INDEX


PART I


Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations
Item 10. Legal Proceedings

PART II


Item 2. Changes in Securities
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES


PART I

ITEM 1.  FINANCIAL STATEMENTS

Note 1, Basis of Presentation

The unaudited, condensed and consolidated financial statements included herein have been prepared in accordance with the requirements of Regulation S-B. Any supplementary financial information included herein has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore may omit or condense certain footnotes and other information usually included in financial statements prepared in accordance with Generally Accepted Accounting Principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.

Certain reclassifications have been made to the 1999 financial information to conform to the presentations made in 2000. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the company's Form 10-SB as originally filed with the Securities and Exchange Commission on January 7, 2000 and Form 10-SB 12 G/A filed with the Securities and Exchange Commission on August 17, 2000.

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



                       Ludlum Construction Co., Inc.
                              Balance Sheet
                          September 30, 2000
                             (Unaudited)

                       ASSETS
                       ------

Current Assets:
       Cash and cash equivalents                     $   13,237
       Contract receivables                             408,842
       Costs and estimated earnings in
        excess of billings on uncompleted contracts     211,059
                                                     ----------
          Total current assets                          633,138

Property and equipment - net of                      $1,806,058
allowance for depreciation                            1,614,507
Other assets:
       Notes receivable, net of $23,932 allowance for
       doubtful accounts                                 36,834
                                                    -----------
Total assets                                        $ 2,284,479
                                                    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:

       Current portion of notes payable                  $    370,909
       Due to stockholders                                    485,162
       Accounts payable and accrued expenses                  612,305
                                                         ------------
          Total current liabilities                         1,468,376

Long-term portion of notes payable                            975,760
                                                         ------------
          Total liabilities                                 2,444,136
                                                         ============
Stockholders' equity:

       Common stock, Class A, $.01 par value,
       1 share authorized, none issued Common stock,
       Class B, $.01 par value, 9,999,999
       shares authorized, 3,521,000 shares issued
       and outstanding                                         35,210

       Additional paid-in capital                             524,730
       Retained earnings (deficit)                           (719,597)
                                                         -------------
          Total stockholders' equity                         (159,657)
                                                         -------------
Total liabilities and stockholders' equity                $ 2,284,479
                                                         =============

                          Ludlum Construction Co., Inc.
                            Statements of Operations
                                   (Unaudited)

                                              NINE MONTHS ENDED September 30,
                                                    2000          1999

Revenues:
       Contract revenues                         $ 1,349,649    $ 1,859,018
       Cost of revenues earned                       976,541      1,749,099
                                                 -----------    -----------
        Gross profit (loss)                          373,108        109,919
       General and administrative expenses           260,941        226,568
                                                 -----------    -----------
          Operating income (loss)                    112,167       (116,649)

Other income (expenses):

      Other income                                        764            592
       Gain on disposal of assets                     124,459
       Interest expense                               (95,032)      (123,967)
                                                   -----------    -----------
       Total other income (expenses)                   30,191       (123,375)
                                                   -----------    -----------
Income (Loss) before income taxes                     142,358       (240,024)
Provision for income taxes                        ===========     ===========

       Net income (loss)                          $   142,358     $ (240,024)
                                                  ===========     ===========

Basic and diluted earnings per share:
       Net income (loss) per share                $      0.04     $    (0.06)
                                                  ===========     ===========



                          Ludlum Construction Co., Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                       2000        1999
                                                  ------------- -------------
Cash flows from operating activities:
       Net income (loss)                             $ 142,358  $(240,024)
       Adjustments to reconcile net income (loss)
          to cash flows from operating activities:
              Depreciation and amortization            165,436    299,483
              Gain on disposal of assets              (124,459)

          Contract receivables                         123,441    (57,382)
          Costs and estimated earnings
            in excess of billings                      (77,536)    37,672
    Other assets                                         1,368      6,284
          Accounts payable and accrued expenses         11,742     48,676
          Billings in excess of costs and
            estimated earnings                                     10,025

       Net cash provided by (used in) operating    ------------- -------------
      activities                                       242,350    104,734

Cash flows from investing activities:
       Purchase of property and equipment              (19,996)
       Proceeds from sale of property and
       equipment                                                   95,398
                                                   ------------- -------------
       Net cash provided by (used in) investing
             activities                                (19,996)    95,398


Cash flows from financing activities:
       Net borrowings from shareholders                 33,276    (17,482)
       Sales of stock                                   20,000
       Payments on notes payable                      (255,876)  (198,971)
                                                   ------------- -------------
       Net cash used in financing activities          (222,600)  (196,453)


Increase (decrease) in cash and cash equivalents          (246)     3,679
Cash and cash equivalents, beginning of period          13,483      3,251
                                                   ------------- -------------
Cash and cash equivalents, end of period             $  13,237  $   6,930



Supplemental disclosure of cash paid for:
       Interest                                      $  95,032   $ 123,967
       Income taxes                                      none        none
                                                   ------------- -------------
Non - cash transactions Stock redemption:
          Liabilities incurred                       $ 450,000

          Stock redeemed                             $ 450,000

       Equipment sale
          Liabilities disposed of                    $ 562,209

          Assets disposed of                         $ 437,750



                          Ludlum Construction Co., Inc.
                       Statement of Stockholders' Equity
                                   (Unaudited)


                                         ADDITIONAL
                 COMMON   STOCK CLASS B  PAID-IN    RETAINED
                 SHARES      AMOUNT      CAPITAL    EARNINGS   TOTAL
                --------- -------------  ---------  --------  ---------
Bal., 1/1/2000  3,711,000   $37,110     $972,830  $(861,955)  $147,985

Stock redemption            (19,000)     (1,900)   (448,100)  (450,000)

Net income                                          142,358    142,358
                ---------  ------------  --------- --------- -----------
Bal., 9/30/2000 3,692,000   $35,210      $524,730  $(719,597) $(159,657)


                 See accompanying notes to financial statements.


                      LUDLUM CONSTRUCTION CO., INC.
                      NOTES TO FINANCIAL STATEMENTS
             NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


Note 1.  Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made.
Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

Note 2.  Earnings Per Share

The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share including only outstanding common stock, and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings (losses) per share for all periods presented are the same.

Note 3.  Income Taxes

The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes." In accordance with this statement, the Company records a valuation allowance so that the deferred tax asset balance reflects the estimated amount of deferred tax assets that may be realized. Therefore, the deferred tax assets generated by the net losses in the periods presented have been offset in their entirety by a deferred tax asset valuation allowance. There is no provision for income tax for the nine months ended September 30, 2000, due to the availability of prior period net operating losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION STATEMENT

The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this form 10-QSB are forward-looking statements and are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ significantly from results expressed or implied in any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statements contained herein or made from time to time by or on behalf of the Company.

Due to the company being dormant from the year 2000 until 2004, and the limited amount of records available, the statements that are presented are based on the statement of the previous 10KSB of 1999 and the last filing by the company of June 30, 2000. Based on the information we have from the limited activity and the creditors, there were no major change in the third quarter ending September 30, 2000.

Therefore, we have made assumptions based on the previous filing that resulted in primarily the figures that we show.

RESULTS OF OPERATIONS

Revenues for the nine-month period ending September 30, 2000 decreased to $1,349,648.00 from $1,859,018.00 for the nine-month period ending September 30, 1999. This decrease in revenues was primarily attributable to management selecting fewer contracts with higher profit margins.

Total expenses for the nine-month period ended September 30, 2000 compared to the nine month period ended September 30, 1999 decreased to $1,237,482.00 from $1,975,667.00. These decreased expenses were primarily attributable to reduction of overtime pay, job related expenses and cost cutting for shop expenses due to the sale of equipment not utilized daily.

Total other income (expenses) for the nine-month period September
30, 2000 compared to the nine-month period ended September 30, 1999 decreased to $30,191.00 from ($163,315.00), due primarily to an decrease in interest expense caused by a reduction of debt and a gain on disposal of assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently servicing its current liabilities and obligations on a monthly basis as cash becomes available. Its current positive cash flow from operations is $242,350.00 for the nine months ending September 30, 2000.

"Y2K" ISSUE

    The Company believes it is in full compliance with "Y2K" issue directives. It operates internal Local Area Networks for all of its computer operations and all the software and substantially all the hardware it uses have successfully passed the New Year without disruption. Company management believes that the "Y2K" issue will have no material effect on the Company's operations or financial condition.

Based on discussions with its major vendors, the Company believes there will be no interruption from them that will interfere with the Company's operations.

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

The Company also settled its claim against the Company's former president, Noah Ludlum. The settlement required Ludlum to waive any rights or money due him by the Company under a promissory note with a balance of $232,000.00 that was payable at $8,000.00 per month. He also agreed to take over debt of the dredge "The Florida Chief" in the approximate amount of $327,000.00. In exchange for a General Release by the Company, Ludlum received some miscellaneous equipment, his former company truck plus any proceeds from the eventual sale of the dredge "TheFlorida Chief".

On May 2, 2000, Ellicott Machine Corporation International filed suit against the Company in Baltimore, Maryland, Case No.
24-C-00-001859 for breach of a lease of a dredge in the amount of $63,549.20 plus interest, costs and attorney fees. In October, 2000, the case was settled for the sum of $18,000.00.

On June 5, 2000, Dredge America, Inc. filed suite against the
Company in the 19th Judicial Circuit Martin County, Florida, Case
No. 00-399-CA, alleging breach of a lease agreement for dredge pipe with a claim for damages of approximately $50,000.00. The Company has filed a countersuit for fraud and breach of lease agreement and has made a claim for damages in excess of $100,000.00. The case is currently pending with a trial date expected sometime in 2001.

PART II

ITEM 2.  CHANGES IN SECURITIES

During the third fiscal quarter of 2000, no new shares of common stock were issued.

During the second fiscal quarter, 19,000 shares of common stock were redeemed. These redeemed shares are held as collateral for a promissory note. This leaves a balance of 171,000 shares from the original amount of issued and outstanding stock, which is being held in treasury by the counsel as further collateral for creditors unsecured.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  1.       Financial Statements.

                  2.       Exhibits Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  1.       None.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LUDLUM CONSTRUCTION CO., INC.

Dated: November 17, 2004          By: /s/ Floyd D. Wilkenson
                                     -----------------------
                                     Floyd D. Wilkenson
                                     Authorized Agent/Sole Director
                                     Appointed by Board of Directors on
                                     March 19, 2004