Form 10KSB
period 2000-12-31
Vote Power CORP
filed 2004-12-01
CIK 1065516

<pre>
                       UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC 20549

                          FORM 10-KSB

    Annual Report Under 13 or 15(d) of the Securities Exchange
     Act of 1934 for the Fiscal Year Ended December 31, 2000


                   Commission File No. 0-28811


                   LUDLUM CONSTRUCTION CO., INC.
          (Name of Small Business Issuer in its charter)

           FLORIDA                            59-1413673
(State or other jurisdiction of   (I.R.S.Employer Identification No.)
incorporation or organization)


    10 S.E. Central Parkway, Suite 225
             Stuart, Florida                          34994
 (Address of principal executive offices)           (Zip Code)


                   Issuer's telephone number: 772 283 4490

Securities to be registered under Section 12(b) of the Act: NONE

Securities to be registered under Section 12(g) of the Act:

               CLASS B COMMON STOCK ($.01 PAR VALUE)
                          (Title of Class)
               (Currently registered - Symbol LDLMB)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained to be best of the registrants knowledge, in definitive proxy or information statements incorporated by reference I Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenue for most recent fiscal year. $1,349,649

State the aggregated market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the last 60 days. $3,760,767.00 based on the average of the closing bid and asked obtained from the OTC Bulletin Board on December 31, 2000.

             Class B Common Stock - 3,711,000 shares
                 Class A Common Stock - 0 shares

Transitional Small Business Disclosure Format  [ ] YES  [X] No

-------------------------------------------------------------------------------

                        TABLE OF CONTENTS
         ---------------------------------------------------------

Item 1.  Description of Business........................................1
Item 2.  Management's Discussion and Analysis or Plan of Operation......3
Item 3.  Description of Property........................................6
Item 4.  Security Ownership of Certain Beneficial Owners and Management.7
Item 5.  Directors, Executive Officers, Promoters and Control Persons...7
Item 6.  Executive Compensation.........................................8
Item 7.  Certain Relationships and Related Transactions.................8
Item 8.  Description of Securities......................................8
Item 9.  Market Price of and Dividends on the Registrant's Common
         Equity and Related Shareholder Matters........................10
Item 10. Legal Proceedings.............................................10
Item 11. Changes in and Disagreements With Accountants.................11
Item 12. Recent Sales of Unregistered Securities.......................11
Item 13. Indemnification of Directors and Officers.....................11
Item 14. Financial Statements.........................................F-1

Ludlum Construction Co., Inc. (LDLMB)is filing this Form 10-KSB in compliance with disclosure requirements of Rule 12b-23 of the Securities Exchange Act of 1934.

      II

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

Ludlum Construction Co., Inc., a Florida corporation ("LudlumConstruction" or the "Company"), was founded and incorporated in 1976 by Noah Ludlum. The Company is a dredging and land excavating contractor that provides dredging services for navigable waterways, lake construction and marinas. It also provides excavation and development relating to construction of golf courses and land subdivisions. It is based in Martin County, Florida.

In April 1998, the Company implemented its expansion plan that included restructuring of its management. Noah Ludlum resigned as president, turning management over to James Schwarz, who has been employed by the Company since its inception. In March, 1998, the Company conducted a private offering under Rule 504 Of Regulation D of the Securities Exchange Act of 1934. On September 18, 1998 the Company was approved by the National Association of Securities Dealers for listing on the OTC Bulletin Board (symbol LDLMB).

CONTRACT SERVICES

The dredging and excavation market consists of government, commercial and private segments. Ludlum relies primarily on a national on-line subscription service for leads on new projects and bidding instructions. Because of its good reputation, the Company receive some of its private projects through referrals. It bids an average of six potential projects per month. The Company regularly pursues government jobs on a competitive bid basis and is currently focusing on the most profitable and least competitive range of $300,000 to $1,500,000.

The Company's 25 plus employees use the Company's equipment base of five dredges, three barge-mounted excavators, tug boats, and work boats, along with 20 pieces of earth-moving equipment.

NEW SERVICES

The Company has recently implemented a "lease-out" equipment program that enables it to profit from leasing its dormant equipment to outside contractors for short periods. Within twelve months the Company plans to establish a concrete crushing recycling facility. It will purchase or lease a concrete crusher to process debris concrete obtained from rubble and demolition debris or from construction companies. Although concrete crushing facilities are available throughout the United States, none currently exist on Florida's Treasure Coast. Such a facility would provide contractors a more cost-effective alternative to dispose of waste concrete. Implementation of the concrete recycling facility is dependent upon permission and approval being granted by the Martin County Commission.

COMPETITIVE DESCRIPTION

The land excavating industry is very competitive. There is less competition for dredging projects. There are currently a small number of major Florida-based companies competing with the Company in dredging. The Company estimates its present share of the South Florida market as 20%, a number projected to increase as the Company expands. The Company estimates it is awarded 25% of all jobs it bids. Ludlum Construction can bid competitively because most of the equipment is owned and operated by it. Only minor aspects of jobs awarded are subcontracted.

EMPLOYEES

On December 31, 2000, the Company had 27 full-time employees and 2 officers. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OVERVIEW RECENTLY COMPLETED PROJECTS (CUSTOMERS)

The Company completed the following dredging projects within the past 12 months:

         Job Site            Contractor/Customer    $ Contract Amount

1. Jupiter Inlet, FL        Jupiter Inlet District         234,820
2. Clam Bay, FL             Collier County B.O.C.C.        324,030
3. C-12 Canal, FL           South Florida Water Mangmt     794,867
4. Castaway Cay, Bahamas         American Bridge Co.       113,125
5. Sailfish Point POA, FL   Sailfish Point, P.O.A.         150,647
6. Lauderdale Marine Center, FL  Lauderdale Marine Ctr     262,500
7. Evans Crary Bridge, FL   PCL Civil Constructors          65,938
8. Trump Golf Course, FL    Ranger Constr. Industries      324,326
9. St. Lucie County
   Landfill, FL             St. Lucie County             1,075,533

CURRENT PROJECTS IN PROCESS

The following are the Company's pending projects in progress as of December 31, 2000:

                                  CONTRACT          TOTAL EST.
      PROJECT                       TOTAL $        DIRECT COST $

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

RESULTS OF OPERATIONS
---------------------

In fiscal year 2000, the Company experienced cost overruns on two jobs. Excessive costs, difficulty in dredging at the St. Lucie County Landfill, and significant underbidding of the job caused a loss of approximately $240,000 to be recorded on the St. Lucie County Landfill job. The St. Lucie County Landfill job was finished in September 1999 with an additional loss of approximately $240,000. Ambiguities and disputes in the Andros Isle contract as to the amount of fill removed caused the Company to write off $150,000.00 from that project. Working with their accountants, the new management has refined the bidding process to get a true cost-of-job estimate. In sharp contrast to the $1.00 per cubic yard received from the St. Lucie County Project, the new management has successfully bid on and completed the following projects:

CONTRACTOR              SITE           YARDS DREDGED  PRICE PER YARD
-------------------   ---------------  -------------  --------------
South Florida Water
Management District   C-12 Canal, FL      80,000          $5.63
Pelican Bay Services  Clam Bay, FL        32,000          $5.32
City of Melbourne     Crane Creek, FL     46,552          $5.25
PCL Civil
Constructors, Inc.    St. Lucie River, FL  5,950          $7.57

The Company has significantly increased its cost per cubic yard of material dredged. This was accomplished by focusing on bonded jobs which are awarded by federal, state and local governments. The bonded jobs are less competitive because of the financial and regulatory requirements. Another positive aspect of government jobs is that payment is guaranteed, unlike private contractors where collectability is often an issue. By focusing on government contracts, the Company is expected to continually increase its profitability over the next 5 years.

In 1999 the Company sold two dredges which were not being used. The Company plans to begin leasing more equipment on an "as needed" basis to Decrease its cost of operation. The Company also plans to lease out its equipment when it is not being used on a project. The Company's dredge, the "Florida Chief" was recently leased to Hendry Corporation for $32,000 per month, while its fixed costs to the Company is approximately $12,000 per month

EXPANSION PROGRAM

In the fiscal year 2000, the Company began a major expansion in its dredging and excavation operations. As its first step, the Company began bidding more jobs in the southeastern United States. This will enable it to focus on government awarded contracts that are more profitable because there is less competition due to the strict bonding requirements. Further, many of these dredging projects are done on an emergency basis which gives the Company an advantage over its competitors because of the large number of portable dredges it owns. Beginning next year the Company plans to further expand by considering the acquisition of smaller dredging and excavating companies.

IMPLEMENTATION SUMMARY

Through the use of on-line services announcing government contracts, the Company will begin expanding its dredging projects throughout the southeastern United States and the Caribbean. The Company has already completed projects in North Carolina for the U.S. Army Corps of Engineers and in Gorda Cay, Bahamas (Disney's Island) for American Bridge Company. Before bidding a job, management meets with employees to discuss the potential project. At these meetings, equipment needs, number of workers and potential problems of the jobs are discussed. These strategy meetings have proved invaluable to the current management in accurately preparing cost analyses.

MARKETING STRATEGY

The majority of contracts the Company is awarded are on a closed bid basis to the lowest bidder. Cost effectiveness is a top priority for Company marketing and obtaining government and private contracts.

SALES FORECAST

Revenues for 2000 are approximately $1,349,649. Through expansion efforts, the Company is seeking to increase revenues to $1,600,000 the following year.

ITEM 3.  DESCRIPTION OF PROPERTY

FACILITIES

The Company leases an office and a yard on five acres of industrial real estate in Palm City, Florida. The office and yard shop combined provide a total of approximately 2,000 square feet of covered space. The Company also leases an 1100 square foot business office in Stuart, Florida. Expansion plans call for relocating the Company to a waterfront property on the Okeechobee Waterway in Palm City, Florida, where the office, repair shop and equipment yardcan be situated at one location. This will give the Company direct water access to the west coast of Florida and the Gulf states via Lake Okeechobee. Lease negotiations are currently under way. Also, negotiations for the lease of an industrial site for the concrete crushing operation, a sand plant, and mulching operation will be concluded once county permits are approved.

EQUIPMENT

Ludlum Construction's dredging and excavating equipment base consists of four dredges, three barge-mounted excavators, tugboats, and workboats along with 20 pieces of earth-moving equipment. The Company has leased, with an option to purchase, a new Elliott 370 Mud-Cat to meet increasing demand for dredging.

ITEM 4.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of December 31, 1999 by:(i) each person known to the Company to own more than five percent (5%) of any class of the Company's voting securities; (ii) each director of the Company; and (iii) all directors and officers as a group.

Title         Name and Address            Amount and Nature    Percent
of Class      of Beneficial Owner         of Beneficial Owner  of Class
------------  --------------------------- -------------------  --------
Class B       James K. & Donna M. Schwarz   2,031,250           54%
Common Stock  4437 SW Cherokee Street       Restricted
              Palm City, FL 34990

Class B       James A. Conway               1,218.750           32%
Common Stock  963 SE MacArthur Boulevard    Restricted
              Stuart, FL 34996

 Class B      All Directors & Officers      3,250,000           86%
 Common Stock  as a Group                   Restricted

The Company is not aware of any arrangement which might result in a change of control in future nor in the prevention of such change of control.

ITEM 5.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS.

         The following table sets forth certain information about the directors and executive officers of the Company:

DIRECTORS AND EXECUTIVE OFFICERS

NAME              AGE  POSITION                    TERM
----------------  ---  ----------------------- ------------------
James K. Schwarz  48   Director/President      April 9, 1998-2001
                       Chairman of the Board

James A. Conway   43   Chief Executive Officer April 9, 1998-2001

JAMES K. SCHWARZ, President and Director. Mr. Schwarz has served as the Company's President since April 1998 and has been employed by the Company since its inception. Schwarz is proficient in managing Company operations, monitoring projects, and marketing the Company's services.

JAMES A. CONWAY, Chief Executive Officer. Mr. Conway has served as the Company's Chief Executive officer, Vice President, Secretary and Treasurer since April 1998. Conway holds degrees in finance and law from the University of Florida. He has fifteen years of experience in the corporate legal area including negotiations, drafting contracts and litigation. Conway currently practices law in Palm Beach and Martin County, Florida. He has served as the Company's legal counsel for ten years.

ITEM 6.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth certain information regarding compensation paid during the fiscal year ending December 31, 2000 Company executives.

                     SUMMARY COMPENSATION TABLE
                     --------------------------
         Name and                              Annual
         Principal                             Salary      Bonus
         Position                  Year         ($)         ($)
         ------------------        -----      --------     -----
         James K. Schwarz          2000       100,000         0
         President

         James A. Conway           2000        25,000         0
         Vice President,
         Treasurer/Secretary
         Chief Executive Officer
         Chief Financial Officer

COMPENSATION OF DIRECTORS

No director of the Company received any form of compensation from the Company for any services provided as a director, for committee participation, or special assignments.

ITEM 7.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company intends that any transactions between the Company and its officers, directors, principal shareholders, affiliates or advisors will be on terms no less favorable to the Company than those reasonably obtainable from third parties.

ITEM 8.  DESCRIPTION OF SECURITIES

COMPANY STOCK

On October 24, 1997, the Company's Articles of Incorporation were amended to authorize the Company to issue ten million (10,000,000) shares of Common Stock, par value $.Ol per share ("Common Stock"), designated as one (1) share "Class A" and nine million nine hundred ninety-nine thousand (9,999,999) "Class B". As of December 31, 2000, there were issued and outstanding 3,711,000 shares of "Class B" Common Stock held of record by approximately 27 shareholders and no Class A" Common Stock. The holders of the "Class B" shares shall have exclusive voting rightsand powers, including the exclusive right to notice of shareholders meetings.

DIVIDENDS

The Company has paid no dividends on its "Class B" Common Stock and it currentlyintends to retain earnings for use in its business to finance operations and growth. Any future determination as to the distribution of cash dividends will depend upon the earnings and financial position of the Company at that time and such other factors as the Board of Directors may deem appropriate.

WARRANTS

The Company has no outstanding warrants.

ITEM 9.  MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS.

Effective December 31, 1999, the Company was listed on the NASDAQOTC Bulletin Board (symbol LDLMB). The quarterly high and low sales prices for the year 2000 are listed below.


                                    HIGH              LOW
                                 ---------         ---------
           Initially listed
               9/25/98        NO TRADING DURING THIS TIME PERIOD

           Qtr. End 3/31/00
           Qtr. End 6/30/00
           Qtr. End 9/30/00
           Qtr. End 12/31/00

ITEM 10. LEGAL PROCEEDINGS

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

ITEM 11. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Because of the dissolution of the business and the lack of financial information from June 30, 2000, the information we have been able to gather through the remnants of the books and records for September and December of 2000, appear to be accurate in September, but we have no knowledge of exactly what happened in December.

We retained the services of an accountant, who had contacted the previous accounting firm and due to funds that were owed, the people had not completed the financials nor had they been paid by Ludlum. Therefore, it is only an educated assumption that we can give on the financial position of the company on December 31, 2000.

ITEM 12. RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 13. INDEMNIFICATION OF DIRECTORS AND OFFICERS

The By-Laws of the Company make no provision for indemnification of its directors or officers.

ITEM 14. FINANCIAL STATEMENTS


                   LUDLUM CONSTRUCTION CO., INC.
                       FINANCIAL STATEMENTS
                   -----------------------------
                        FOR THE YEARS ENDED
                     DECEMBER 31, 1999 AND 1998

                         TABLE OF CONTENTS
                   -----------------------------

INDEPENDENT ACCOUNTANTS' REPORT.................................F-2
FINANCIAL STATEMENTS
          Balance Sheets........................................F-3
          Statements of Operations..............................F-4
          Statements of Stockholders' Equity....................F-5
          Statements of Cash Flows..............................F-6
          NOTES TO FINANCIAL STATEMENTS.........................F-7

TRUSTEE'S FINANCIAL ASSESSMENT

On November 22, 2003, Floyd D. Wilkenson was appointed as Sole Director and Trustee and authorized to represent the company, and directed to bring the filings up to date.

It was understood that Mr. Wilkenson would attempt to find a proper use for the company as a public corporation.

In our attempt to properly present the status of the company, we interviewed the previous bookkeepers, accountants Holyfield Associates, P.A., and the previous officers and directors. Due to unfortunate circumstances that existed at the time the company was forced to stop operating. A lot of their books and records have either been misplaced, destroyed or lost, and after diligent search by former counsel, Mr. Conway along with our firm, we are resurrecting the information the best we can, which is obtained from creditors and also public records.

Therefore, the statements that were audited last, was as of December 31, 1999. There is some information from the bookkeeper, which was given to us, which is dated as of December 31, 2001. After examination, they are very similar to the information we have available for the year ending 2000.

Therefore, the information presented for the year December 31, 1999 and signed off by Holyfield Associates, P.A. is as accurate as we are able to establish.

Difficulty in collecting for the contracts that they fulfilled for county, state and federal government, led to their difficulty in meeting the requirements of the creditors.

Employees were finding it difficult to get paid, and therefore a very slipshod situation developed wherein financial records were the least of their concerns at that moment. Because of the demands by creditors, the information on the creditors and the liabilities is quite accurate to the best of our knowledge.

                              By: /s/ Floyd D. Wilkenson
                              ------------------------------
                              Floyd D. Wilkenson
                              Authorized Agent/Sole Director
                              Appointed by Board of Directors
                                on March 19, 2004

Dated: December 1, 2004

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


Holyfield Associates, P.A.
West Palm Beach, Florida
March 28, 2000

                       LUDLUM CONSTRUCTION CO., INC BALANCE SHEETS

                                      (as of December 31, 2000)
                                          1999            1998
                                      -------------   ------------
                          ASSETS
                          ------
CURRENT ASSETS
   Cash and cash equivalents          $    13,483     $     3,251
   Contract receivables                   532,283         408,933
   Costs and estimated earnings in
      excess of billings on
      uncompleted contracts               133,523         128,894
                                      -----------     -----------
                                          679,289         541,078

PROPERTY AND EQUIPMENT
   Construction and office equipment    3,915,569       4,312,476
   Accumulated depreciation            (1,717,872)     (1,386,799)
                                      -----------     -----------
                                        2,197,697       2,925,677
OTHER ASSETS
   Notes receivable, net of
   $23,932 allowance                       37,784          66,332
   Deposits and prepaid expenses              418           3,738
                                      -----------     -----------
   Total assets                       $ 2,915,188     $ 3,536,825

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of notes payable      $426,829        $844,433
   Short term debt                        408,375         381,195
   Due to stockholders                    451,886         173,093
   Accounts payable and accrued expenses  600,563         569,067
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts                             10,025
                                      -----------     -----------
                                        1,887,653       1,977,813
NON-CURRENT LIABILITIES
   Long term portion of notes payable     879,550       1,185,907
                                      -----------     -----------
TOTAL LIABILITIES                       2,767,203       3,163,720


STOCKHOLDERS' EQUITY
   Common stock, Class A, $.01 par value,
      1 share authorized, none issued and
      outstanding in 1998 and 1999
   Common stock, Class B, $.01 par value,
      9,999,999 shares authorized,
      3,711,000 and 3,703,000 shares
      issued and outstanding               37,110         37,030
   Additional paid in capital             972,830        952,910
   Retained earnings (deficit)           (861,955)      (616,835)
                                      -----------     -----------
                                          147,985        373,105


Total liabilities and stockholders'
equity                                $ 2,915,188    $ 3,536,825
                                      ===========    ===========

The accompanying notes and accountant's report should be read with these financial statements.

                        LUDLUM CONSTRUCTION CO., INC.
                          STATEMENTS OF OPERATIONS

                                    For the years ended December 31,
                                         1999              1998
                                      -----------     -----------
Contract revenues earned            $ 3,942,935       $ 4,390,049

Cost of revenues earned               3,339,152         4,226,536
                                      -----------     -----------
        Gross profit                    603,783           163,513

General and administrative expenses     553,054         1,037,180
                                      -----------     -----------

        Income (loss) from operations    50,729          (873,667)

Other income (expense)
   Investment income                      21,697           21,290
   Gain (loss) on dispostion of assets   (24,487)          21,798
   Interest expense                     (293,059)        (286,031)
                                      -----------     -----------

        Income (loss) before income
        taxes                           (245,120)     (1,116,610)
                                      -----------     -----------
   Provision for income taxes (credit)                  (212,256)
                                      -----------     -----------
        Net income (loss)            $  (245,120)     $ (904,354)
                                     ============     ===========

Basic and diluted earnings (loss) per share:
   Net income (loss) per share             ($.07)          ($.23)
                                           ======          ======

The accompanying notes and accountant's report should be read with these financial statements.

LUDLUM CONSTRUCTION CO., INC. STATEMENTS OF STOCKHOLDERS' EQUITY
            (for the years ended December 31, 1999 and 1998)


                  Common Stock Shares  Additional Paid-in    Retained
                Cl. A Class B  Amount   Capital    Earnings   Total
                ----- -------- ------  ---------- ---------  --------
Bal., 1/1/98      1  5,078,125 $50,781 $475,250  $287,519  $813,551

Sale of 1,218,750
shrs of Class        1,218,750  12,187   35,813    48,000
B common

Redemption of
stock           (1) (3,046,875)(30,468)(405,896)           (436,365)

Issuance 100,000
shrs of Class B
common for
consulting services    100,000    1,000    6,273              7,273

Sale of 353,000 shrs   353,000    3,530  841,470            845,000
of Class B Common

Net loss, 1998                                   (904,354) (904,354)


Bal., 12/31/98      3,703,000   37,030  952,910  (616,835)  373,105

Issuance of shrs
of Class B common      8,000        80    19,920             20,000

Net loss, 1999                                   (245,120) (245,120)
                   ---------   -------  -------- ---------- --------
Bal., 12/31/99     3,711,000   $37,110  $972,830 $(861,955) $147,985
                   =========   =======  ======== ========== ========

The accompanying notes and accountant's report should be read with these financial statements.

                      LUDLUM CONSTRUCTION CO., INC.
                       STATEMENTS OF CASH FLOWS

                                         (for the years ended December 31,
                                                 1999         1998
                                            -----------  -------------
Cash flows from operating activities
   Net income (loss)                        $  (245,120) $  (904,354)
   Adjustments to reconcile net income (loss)
      to cash flows from operating activities:
   Non-cash issuance of stock for consulting                   7,273
   services
   Depreciation and amortization                594,033      623,408
   Disposition of property and equipment         24,487      (21,798)
   Change in:
   Contract receivables                        (123,350)     345,395
   Costs and estimated earnings in excess of     (4,629)     155,153
   billings
   Income taxes receivable                                    24,769
   Other assets                                  28,548      170,603
   Accounts payable and accrued expenses         31,496      (58,210)
   Deferred income taxes payable               (181,700)
   Billings in excess of costs and estimated
   earnings                                     (10,025)     (97,556)
                                            -----------  -------------
      Net cash provided by operating
    activities                                   295,440      62,983


Cash flows from investing activities
   Purchase of property and equipment           (291,970) (1,713,006)
   Proceeds from sales of property and
   equipment                                     404,750     415,217
                                            -----------  -------------
      Net cash provided by (used in) investing
       activities                                112,780  (1,297,789)

Cash flows from financing activities
   Net borrowings from shareholders              278,793    (12,603)
   Sales of stock                                 20,000    893,000
   Stock redemption                                         (36,364)
   New financing                                 545,490  1,518,666
   Payments on notes payable                  (1,242,271)(1,192,467)
                                            -----------  -------------
      Net cash provided by (used in) financing
       activities                              (397,988)  1,170,232


   Increase (decrease) in cash and cash
     equivalents                                 10,232     (64,574)

   Cash and cash equivalents, beginning of year   3,251      67,825

                                            -----------  -------------
   Cash and cash equivalents, end of year     $  13,483    $  3,251


Supplemental disclosures of cash flow
    information:
   Cash payments for interest                $  277,839    $ 276,105


Non cash financing activities:
   Note payable issued in stock redemption                 $ 400,000


The accompanying notes and accountant's report should be read with these financial statements.

LUDLUM CONSTRUCTION CO., INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS 1999 AND 1998

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Ludlum Construction Co., Inc. (the "Company") was incorporated on December 13,1976, and operates as a construction site and dredge contractor with projects throughout South Florida. The work is performed under cost-plus fee contracts, fixed-price contracts and fixed price contracts modified by incentive and penalty provisions, and on a time and material basis. The Company grants credit, in accordance with available lien laws, to its customers. Management believes that its contract acceptance, billing and collection policies are adequate to minimize potential credit risk.

Accounting for Construction Contracts

Construction contracts are accounted for using the percentage of completion method of accounting measured by the percentage of costs incurred to date to estimated total costs. Under the terms of the various contracts, progress billings are made either at the completion of specific portions of the contract or at fixed amounts at stated dates. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor supplies, tools, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. At such time as a contract is estimated to be unprofitable, the anticipated loss is charged to income.

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

                                             1999           1998
                                          -----------  -------------
Net income (loss) to common shareholders  $ (245,120)   $ (904,354)

Weighted average number of common
     shares outstanding                    3,710,333     3,912,264

Basic and diluted income (loss) per share
     from continuing operations           $     (.07)   $    (.23)
                                          ==========    ==========
2.       CONTRACT RECEIVABLES

Contract receivables consist of the following as of December
31, 1999 and 1998.

                                             1999           1998
                                           ----------   -----------
Completed contracts                         $ 59,616     $230,777
Uncompleted contracts                        439,203       70,334
Retainages                                    33,464      107,822
                                           -----------  -----------
                                            $532,283     $408,933
                                           ===========  ===========

LUDLUM CONSTRUCTION CO., INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS 1999 AND 1998

3.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts as of December 31, 1999 and 1998, consist of the following:


                                       1999            1998
                                  ----------     ------------
Costs and expenses incurred on
  uncompleted contracts           $  750,250      $2,220,525
Estimated earnings to date           139,821         116,870
                                  -----------    ------------
                                     890,071       2,337,395
Less billings                        756,549       2,218,526
                                  -----------    ------------
                                  $  133,522      $  118,869
                                  ===========    ============
Included in accompanying balance sheet under the following captions:

Costs and estimated earnings in excess
  of billings on uncompleted contracts $ 133,522   $ 128,894

Billings in excess of costs and estimated
   earnings on uncompleted contracts                 (10,025)
                                     -----------   ----------
                                     $ 133,522     $ 118,869


The following schedule reflects a reconciliation of the Company's backlog representing signed contracts in existence at December 31, 1999 and 1998:

                                       1999          1998
                                     ----------   ----------
Backlog, beginning of year           $2,018,000   $2,389,000
New contracts and contract
adjustments                           3,869,000    4,019,000
                                     ----------   -----------
Total                                 5,887,000    6,408,000

Less contract revenues earned in the
current period                        3,943,000    4,390,000
                                     ----------   ----------
Backlog, end of year                 $1,944,000    $2,018,000


4.       PROPERTY AND EQUIPMENT

Major classes of property and equipment as of December 31, 1999 and 1998 are:

                                            1999            1998
                                        ----------      ----------
Dredges, barges and equipment           $2,081,417      $2,329,760
Heavy equipment                          1,397,777       1,542,956
Vehicles and transports                    342,380         367,380
Shop equipment                              68,386          43,564
Office equipment                            25,609          28,816
                                        ----------      ----------
                                         3,915,569       4,312,476

Less accumulated depreciation            1,717,872       1,386,799
                                        ----------      ----------
                                        $2,197,697      $2,925,677

Depreciation expense was $590,713 in 1999 and $619,987 in 1998.

LUDLUM CONSTRUCTION CO., INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS 1999 AND 1998

5.       DEBT

NOTES PAYABLE

Short-term debt consists of the following as of December 31, 1999 and 1998:

                                             1999          1998
                                         -----------    ----------
 Note payable to a bank,
  interest at 9.75%,
  secured by a dredge                     $327,165      $

Other short- term notes payable             81,210       381,195
                                         -----------    ----------
                                           $408,375      $381,195
                                         ===========    ==========
LONG-TERM DEBT

Long term debt consists of the following at December 31, 1999 and 1998:

                                                   1999        1998
                                                  -------     -------
Note payable, bearing interest at 10.25%, payable
 monthly in principal and interest of $8,548 with
a balloon payment on January 1, 2001, and
guaranteed by officers of the Company.             389,694

Note payable, interest at 6.4%, secured by stock
of the Company, paymentsof $100,000 principal
plus accrued interest due April 9, andJuly 9, 1998,
1999, 2000, 2001 respectively.                     243,530    305,842

Notes payable to finance companies, bearing interest
from 5.38% to 22.19%, payable monthly from $186
to $12,468, secured by vehicles and equipment, final
 payments due from April 1998 to January 2003.     643,716    908,312

Notes payable to banks, bearing interest from 6.45%
to 14.7%, payable monthly from $318 to $11,310,
secured by vehicles and equipment, final payments
due from March 1997 to June 2001.                   29,439    816,186
                                                   -------    -------
                                                 1,306,379  2,030,340
Less current maturities                            426,829    844,433
                                                 ---------  ---------
                                                $  879,550 $1,185,907
                                                ========== ==========

LUDLUM CONSTRUCTION CO., INC.
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS 1999 AND 1998

5.       DEBT, CONTINUED

                                                 1999          1998
                                            -----------    ----------

Payments on long term debt due in 1999      $              $  844,433
                                  2000         426,829        416,653
                                  2001         622,515        603,192
                                  2002         246,503        155,530
                                  2003          10,532         10,532
                                             ---------     ----------
                                            $1,306,379     $2,030,340
                                            ==========     ==========
6.       INCOME TAXES

A provision for state and federal income taxes has been computed based on amounts currently payable to (refundable from) taxing authorities and increased or decreased by changes in deferred taxes. The current provision for income tax consists of the following:

                                          1999         1998
                                       -----------   ----------

Amount currently refundable            $             $ (30,566)
Changes in deferred taxes
     Current
     Long-term                                        (181,700)
                                       -----------   ----------
                                       $             $(212,256)
                                       ===========   ==========

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

The redemption price set on December 31, 1997 was $0 per share of class A stock and $1,455 per share for the class B stock. The total purchase price for the shares was $436,365. On April 9, 1998, the Company signed a note payable to a selling director for $400,000 bearing an interest rate of 6.4%. The note requires principal payments of $100,000 payable on July 9, 1998, 1999, 2000, 2001. The note is secured by the stock certificates issued to officers of the Company. Also, the Company must maintain a term life insurance policy on the life of the note holder to pay the unpaid balance of the note payable until such time as the note is fully paid.

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

9.       COMMITMENTS AND CONTINGENCIES

The Company leases its office, equipment and land used for equipment storage. The minimum payments due under these leases are:

                   Monthly      Expiration     Current     Remaining
                  Obligation       Date        Portion      Balance
                  ----------    ----------     --------    ----------
Equipment           $ 3,287      07-07-00      $ 39,444    $ 98,619
Office and shop     $ 4,426      11-14-01      $ 53,112    $ 48,686

10.      GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of the following for the years 1999 and 1998:

                                            1999           1998
                                        -----------      ---------
Salaries                                 $ 261,313       $ 343,212
Bad debts                                   37,726         217,239
Taxes and licenses                          38,930          82,245
Telephone and utilities                     38,083          55,074
Rent                                        34,722          36,089
Professional fees                           51,964         137,555
Office expenses                             24,977          41,566
Insurance                                   36,172          21,103
Travel expenses                              7,438          19,142
Depreciation and amortization
(after allocations to job cost)              3,320          10,199
Other                                       18,359          73,756
                                        ----------       ---------
                                         $ 553,054      $1,037,180
                                        ===========     ==========

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM LUDLUM CONSTRUCTION CO., INC. FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH.


PERIOD-TYPE
FISCAL-YEAR-END DEC-31-1999
PERIOD-START    JAN-01-1999
PERIOD-END         DEC-31-1999
CASH                                          13,483
SECURITIES                                         0
RECEIVABLES                                  532,283
ALLOWANCES                                         0
INVENTOR                                           0
CURRENT-ASSETS                               679,289
PP&E                                       3,915,569
DEPRECIATION                               1,717,872
TOTAL-ASSETS                               2,915,188
CURRENT-LIABILITIES                        1,887,653
BONDS                                        879,550
PREFERRED-MANDATORY                                0
PREFERRED                                          0
COMMON                                        37,110
OTHER-SE                                     110,875
TOTAL-LIAB-AND-EQUITY                      2,915,188
SALES                                      3,942,935
TOTAL-REVENUES                             3,964,632
CGS                                        3,339,152
TOTAL-COSTS                                3,854,480
OTHER-EXPENSES                                24,487
LOSS-PROVISION                                37,726
INTEREST-EXPENSE                             293,059
INCOME-PRETAX                               (245,120)
INCOME-TAX                                         0
INCOME-CONTINUING                           (245,120)
DISCONTINUED                                       0
EXTRAORDINARY                                      0
CHANGES                                            0
NET-INCOME                                  (245,120)
EPS-BASIC                                       (.07)
EPS-DILUTED                                     (.07)

                           INDEX TO EXHIBITS

Exhibit
Number  Description
------  -------------------------------------------------------------------
31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LUDLUM CONSTRUCTION CO., INC.
                              a Florida corporation


                              By: /s/ Floyd D. Wilkenson
                              ------------------------------
                              Floyd D. Wilkenson
                              Authorized Agent/Sole Director
                              Appointed by Board of Directors
                                on March 19, 2004


Dated: December 1, 2004

                          EXHIBITS FILED WITH THIS REPORT

Exhibit
Number  Description
------  -------------------------------------------------------------------
31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002