Form 10QSB
period 2001-03-31
Vote Power CORP
filed 2004-12-06
CIK 1065516

U.S. Securities and Exchange Commission
                          Washington, D.C. 20549


                               Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For The Fiscal Quarter Ended March 31, 2001
                                      Or

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

As of March 31, 2001, the Company had a total of 3,711,000 shares of Class B Common Stock, par value $.01 per share (the
"Common Stock"), outstanding and had no shares of Class A
Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]


                             INDEX


PART I

Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations
Item 10. Legal Proceedings

PART II


Item 2. Changes in Securities
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES


PART I

ITEM 1.  FINANCIAL STATEMENTS

The financial report filed December 31, 2000 was the last financial information that was available from the accounting firm of Holyfield Associates. P.A.

In view of the lack of response at this date, 2004, it is necessary for us to approach the bookkeepers and certain clerical staff who are no longer employed by Ludlum to obtain any notes that were available. Therefore, in the order of sequence, and the fact that we are filing this at this late date to bring it up to date, there are no new financials for this quarter, so that the last reported financials were December 31, 2000.

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

Certain reclassifications have been made to the 1999 financial information to conform to the presentations made in 2001.
Results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the company's Form 10-SB as originally filed with the Securities and Exchange Commission on January 7, 2000 and Form 10-SB 12 G/A filed with the Securities and Exchange Commission on August 17, 2000.

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


                  LUDLUM CONSTRUCTION CO., INC BALANCE SHEETS
                          (as of December 31, 2000)

                                           1999            1998
                                      -----------     -----------
                       ASSETS

CURRENT ASSETS
   Cash and cash equivalents          $    13,483     $     3,251
   Contract receivables                   532,283         408,933
   Costs and estimated earnings in
      excess of billings on
      uncompleted contracts               133,523         128,894
                                       -----------     -----------
                                          679,289         541,078

PROPERTY AND EQUIPMENT
   Construction and office equipment    3,915,569       4,312,476
   Accumulated depreciation            (1,717,872)     (1,386,799)
                                      -----------     -----------
                                        2,197,697       2,925,677
OTHER ASSETS
   Notes receivable, net of
   $23,932 allowance                       37,784          66,332
   Deposits and prepaid expenses              418           3,738
                                      -----------     -----------
   Total assets                       $ 2,915,188     $ 3,536,825



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of notes payable      $426,829        $844,433
   Short term debt                        408,375         381,195
   Due to stockholders                    451,886         173,093
   Accounts payable and accrued expenses  600,563         569,067
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts                             10,025
                                      -----------     -----------
                                        1,887,653       1,977,813
NON-CURRENT LIABILITIES
   Long term portion of notes payable     879,550       1,185,907
                                      -----------     -----------
TOTAL LIABILITIES                       2,767,203       3,163,720


STOCKHOLDERS' EQUITY
   Common stock, Class A, $.01 par value,
      1 share authorized, none issued and
      outstanding in 1998 and 1999
   Common stock, Class B, $.01 par value,
      9,999,999 shares authorized,
      3,711,000 and 3,703,000 shares
      issued and outstanding               37,110          37,030
   Additional paid in capital             972,830         952,910
   Retained earnings (deficit)           (861,955)       (616,835)
                                      -----------     -----------
                                          147,985         373,105


Total liabilities and stockholders'
equity                               $  2,915,188     $ 3,536,825
                                     ============     ===========

The accompanying notes and accountant's report should be read with these financial statements.



                LUDLUM CONSTRUCTION CO., INC.
                 STATEMENTS OF OPERATIONS
                                    For the years ended December 31,
                                         1999              1998
                                      -----------     -----------
Contract revenues earned            $ 3,942,935       $ 4,390,049

Cost of revenues earned               3,339,152         4,226,536
                                      -----------     -----------
        Gross profit                    603,783           163,513

General and administrative expenses     553,054         1,037,180
                                      -----------     -----------
        Income (loss) from operations    50,729          (873,667)

Other income (expense)
   Investment income                      21,697           21,290
   Gain (loss) on dispostion of assets   (24,487)          21,798
   Interest expense                     (293,059)        (286,031)
                                      -----------     -----------

        Income (loss) before income
        taxes                           (245,120)      (1,116,610)
                                      -----------     -----------
   Provision for income taxes (credit)                   (212,256)
                                      -----------     -----------
        Net income (loss)            $  (245,120)     $  (904,354)
                                     ============     ============

Basic and diluted earnings
(loss) per share:
   Net income (loss) per share            ($.07)           ($.23)
                                          ======           ======
The accompanying notes and accountant's report should be read with these financial statements.

LUDLUM CONSTRUCTION CO., INC. STATEMENTS OF STOCKHOLDERS' EQUITY
(for the years ended December 31, 1999 and 1998)

                 Common Stock Shares   Additional
                                        Paid-in    Retained
                Cl. A Class B  Amount   Capital    Earnings   Total
                ----- -------  ------- --------- ---------- --------
Bal., 1/1/98      1  5,078,125 $50,781 $475,250  $287,519  $813,551

Sale of 1,218,750
shrs of Class        1,218,750  12,187   35,813    48,000
B common

Redemption of
stock           (1) (3,046,875) (30,468)(405,896)          (436,365)

Issuance 100,000
shrs of Class B
common for
consulting services    100,000    1,000    6,273              7,273

Sale of 353,000 shrs   353,000    3,530  841,470            845,000
of Class B Common

Net loss, 1998                                   (904,354) (904,354)
                ----- -------  ------- --------- ---------- --------
Bal., 12/31/98      3,703,000   37,030  952,910 (616,835)  373,105

Issuance of shrs
of Class B common      8,000        80    19,920             20,000

Net loss, 1999                                   (245,120) (245,120)
                ----- -------  ------- --------- ---------- --------
Bal., 12/31/99     3,711,000   $37,110  $972,830 $(861,955) $147,985


The accompanying notes and accountant's report should be read with these financial statements.


LUDLUM CONSTRUCTION CO., INC.


           STATEMENTS OF CASH FLOWS
                                        (for the years ended December 31,
                                                1999         1998
                                             ----------   ------------
Cash flows from operating activities
   Net income (loss)                        $  (245,120) $  (904,354)
   Adjustments to reconcile net income (loss)
      to cash flows from operating activities:
   Non-cash issuance of stock for consulting                   7,273
   services
   Depreciation and amortization                594,033      623,408
   Disposition of property and equipment         24,487      (21,798)
   Change in:
   Contract receivables                        (123,350)     345,395
   Costs and estimated earnings in excess of     (4,629)     155,153
   billings
   Income taxes receivable                                    24,769
   Other assets                                  28,548      170,603
   Accounts payable and accrued expenses         31,496      (58,210)
   Deferred income taxes payable               (181,700)
   Billings in excess of costs and estimated
   earnings                                     (10,025)     (97,556)
                                              ----------   ------------
      Net cash provided by operating
    activities                                   295,440      62,983


Cash flows from investing activities
   Purchase of property and equipment           (291,970) (1,713,006)
   Proceeds from sales of property and
   equipment                                     404,750     415,217
                                              ----------   ------------
   Net cash provided by (used in) investing
      activities                                112,780   (1,297,789)

Cash flows from financing activities
   Net borrowings from shareholders              278,793     (12,603)
   Sales of stock                                 20,000     893,000
   Stock redemption                                          (36,364)
   New financing                                 545,490   1,518,666
   Payments on notes payable                  (1,242,271) (1,192,467)
                                              -----------  ------------
      Net cash provided by (used in) financing
       activities                              (397,988)   1,170,232


   Increase (decrease) in cash and cash
     equivalents                                 10,232     (64,574)

   Cash and cash equivalents, beginning of year   3,251      67,825
                                              ----------   -----------

   Cash and cash equivalents, end of year     $  13,483    $  3,251
                                              =========    =========

Supplemental disclosures of cash flow
    information:
   Cash payments for interest                $  277,839    $ 276,105


Non cash financing activities:
   Note payable issued in stock redemption                 $ 400,000


The accompanying notes and accountant's report should be read with these financial statements.


LUDLUM CONSTRUCTION CO., INC. NOTES TO FINANCIAL STATEMENTS FOR
YEARS 1999 AND 1998


                          LUDLUM CONSTRUCTION CO., INC.
                          NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2001


Note 1.  Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

Note 2.  Earnings Per Share

The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share including only outstanding common stock, and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings (losses) per share for all periods presented are the same.

Note 3.  Income Taxes

The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes." In accordance with this statement, the Company records a valuation allowance so that the deferred tax asset balance reflects the estimated amount of deferred tax assets that may be realized. Therefore, the deferred tax assets generated by the net losses in the periods presented have been offset in their entirety by a deferred tax asset valuation allowance. There is no provision for income tax for the three months ended March 31, 2001, due to the availability of prior period net operating losses.


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

Due to the company being dormant from the year 2000 until 2004, and the limited amount of records available, the statements that are presented are based on the statement of the previous 10KSB of 1999 and the last filing by the company of June 30, 2000. Based on the information we have from the limited activity and the creditors, there were no major changes in the first quarter ending March 31, 2001.

Therefore, we have made assumptions based on the previous filing that resulted in primarily the figures that we show.

RESULTS OF OPERATIONS

Ludlum Construction Co., Inc., a Florida corporation (the "Company"), was founded and incorporated in 1976 by Noah Ludlum. The Company is a dredging and land excavating contractor that provides dredging services for navigable waterways, lake construction and marinas.
It also provides excavation and development relating to construction of golf courses and land subdivisions. It is based in Martin County, Florida.

In April 1998, the Company implemented its expansion plan that included restructuring of its management. Noah Ludlum resigned as president, turning management over to James Schwarz, who has been employed by the Company since its inception. In March, 1998, the Company conducted a private offering under Rule 504 Of
Regulation D of the Securities Exchange Act of 1934. On September 18, 1998 the Company was approved by the National Association of Securities Dealers (NASD) for listing on the OTC Bulletin Board with the symbol LDLMB.

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

CONTRACTOR              SITE             YARDS DREDGED  PRICE PER YARD
-------------------   ---------------    ------------   --------------
South Florida Water
Management District   C-12 Canal, FL         80,000         $5.63
Pelican Bay Services  Clam Bay, FL           32,000         $5.32
City of Melbourne     Crane Creek, FL        46,552         $5.25
PCL Civil
Constructors, Inc.    St. Lucie River, FL     5,950         $7.57

The Company has significantly increased its cost per cubic yard of material dredged. This was accomplished by focusing on bonded jobs, which are awarded by federal, state and local governments. The bonded jobs are less competitive because of the financial and regulatory requirements. Another positive aspect of government jobs is that payment is guaranteed, unlike private contractors where collectability is often an issue. By focusing on government contracts, the Company is expected to continually increase its profitability over the next 5 years.

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

PART II

ITEM 2.  CHANGES IN SECURITIES

During the first fiscal quarter of 2001, no new shares of common stock were issued.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  1.       None.

         (b)      Reports on Form 8-K.

                  1.       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             /s/   FLOYD D. WILKENSON
                             ------------------------
                             Floyd D. Wilkenson
                             Authorized Agent/Sole Director
                             Appointed by Board of Directors on
                             March 19, 2004


December 6, 2004