Form 10QSB
period 2001-06-30
Vote Power CORP
filed 2004-12-06
CIK 1065516

U.S. Securities and Exchange Commission
                        Washington, D.C. 20549


                             Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For The Fiscal Quarter Ended June 30, 2001
                                  Or

[   ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

       For the transition period from __________ to ___________


                    Commission file number:  0-28811


                        LUDLUM CONSTRUCTION CO., INC.
    (Exact Name of Small Business Issuer as specified in its charter)


           FLORIDA                                59-1413673
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)


  10 S.E. Central Parkway, Ste. 225
           Stuart, Florida                             34994
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

As of June 30, 2001, the Company had a total of 3,711,000 shares of Class B Common Stock, par value $.01 per share (the "Common
Stock"), outstanding and had no shares of Class A Common Stock outstanding.

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


LUDLUM CONSTRUCTION CO., INC. NOTES TO FINANCIAL STATEMENTS FOR
YEARS 1999 AND 1998

                 LUDLUM CONSTRUCTION CO., INC.
                 NOTES TO FINANCIAL STATEMENTS
                 SIX MONTHS ENDED JUNE 30, 2001

 Note 1.  Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

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

Due to the company being dormant from the year 2000 until 2004, and the limited amount of records available, the statements that are presented are based on the statement of the previous 10KSB of 1999 and the last filing by the company of June 30, 2000. Based on the information we have from the limited activity and the creditors, there were no major changes in the second quarter ending June 30, 2001.

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

CONTRACTOR              SITE              YARDS DREDGED  PRICE PER YARD
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

PART II

ITEM 2.  CHANGES IN SECURITIES

During the second fiscal quarter of 2001, no new shares of common stock were issued.

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


                             /s/   FLOYD D. WILKENSON
                             ------------------------
                             Floyd D. Wilkenson
                             Authorized Agent/Sole Director
                             Appointed by Board of Directors on
                             March 19, 2004

Dated: December 6, 2004


Certification Of The Chief Executive Officer Pursuant To Section
906 Of The Sarbanes - Oxley Act Of 2002

Pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Ludlum Construction Co., Inc. (the "Company") hereby certifies that:

(i) the Quarterly Report on Form 10 Q-SB of the Company for the period ended June 30, 2001, as amended, (the Report) fully complies with the requirements of
Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in the Report.


                             /s/   FLOYD D. WILKENSON
                             ------------------------
                             Floyd D. Wilkenson
                             Authorized Agent/Sole Director
                             Appointed by Board of Directors on
                             March 19, 2004
Dated: December 6, 2004



Certification Of The Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act Of 2002

Pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes - Oxley Act of 2002 the undersigned officer of Ludlum Construction Co., Inc. (the "Company") hereby certifies that:

(i) the Quarterly Report on Form 10 K-SB of the Company for the annual period ended June 30, 2001, as amended, (the Report) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in the Report.


                             /s/   FLOYD D. WILKENSON
                             ------------------------
                             Floyd D. Wilkenson
                             Authorized Agent/Sole Director
                             Appointed by Board of Directors on
                             March 19, 2004

Dated: December 6, 2004

Certification Of The Chief Executive Officer Pursuant To Section
302 of the Sarbanes - Oxley Act of 2002.

I, Floyd D. Wilkenson, certify that:

1. I have reviewed this Quarterly report on Form 10Q-SB, as amended, of Ludlum Construction Co., Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


                             /s/   FLOYD D. WILKENSON
                             ------------------------
                             Floyd D. Wilkenson
                             Authorized Agent/Sole Director
                             Appointed by Board of Directors on
                             March 19, 2004
Dated: December 6, 2004

Certification Of The Chief Financial Officer Pursuant To Section
302 Of The Sarbanes - Oxley Act Of 2002

I, Floyd D. Wilkenson, certify that:

1. I have reviewed this quarterly report on Form 10 Q-SB, as amended, of Ludlum Construction Co., Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


                             /s/   FLOYD D. WILKENSON
                             ------------------------
                             Floyd D. Wilkenson
                             Authorized Agent/Sole Director
                             Appointed by Board of Directors on
                             March 19, 2004

Dated: December 6, 2004