Form 10QSB
period 2001-09-30
Vote Power CORP
filed 2004-12-07
CIK 1065516

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549


                                 Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

            For The Fiscal Quarter Ended September 30, 2001
                                      Or

[   ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________


                     Commission file number:  0-28811


                        LUDLUM CONSTRUCTION CO., INC.
   (Exact Name of Small Business Issuer as specified in its charter)


            FLORIDA                            59-1413673
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)


        10 S.E. Central Parkway, Ste. 225
                  Stuart, Florida                       34994
       Address of principal executive offices)       (Zip Code)

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

As of September 30, 2001, the Company had a total of 3,711,000 shares of Class B Common Stock, par value $.01 per share (the
"Common Stock"), outstanding and had no shares of Class A Common
Stock outstanding.

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


LUDLUM CONSTRUCTION CO., INC. NOTES TO FINANCIAL STATEMENTS FOR
YEARS 1999 AND 1998

                 LUDLUM CONSTRUCTION CO., INC.
                 NOTES TO FINANCIAL STATEMENTS
             NINE MONTHS ENDED SEPTEMBER 30, 2001


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

Results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the company's Form 10-SB as originally filed with the Securities and Exchange Commission on January 7, 2000 and Form 10-SB 12 G/A filed with the Securities and Exchange Commission on August 17, 2000.

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

Due to the company being dormant from the year 2000 until 2004, and the limited amount of records available, the statements that are presented are based on the statement of the previous 10KSB of 1999 and the last filing by the company of June 30, 2000. Based on the information we have from the limited activity and the creditors, there were no major changes in the third quarter ending September 30, 2001.

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

On January 25, 2001, the Issuer filed documents with the Secretary of State of Florida changing its name to PayDirt USA, Inc.

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

CONTRACTOR                SITE           YARDS DREDGED  PRICE PER YARD
--------------------   --------------    -------------  --------------
South Florida Water
Management District    C-12 Canal, FL        80,000         $5.63
Pelican Bay Services   Clam Bay, FL          32,000         $5.32
City of Melbourne      Crane Creek, FL       46,552         $5.25
PCL Civil
Constructors, Inc.     St. Lucie River, FL    5,950         $7.57
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

PART II

ITEM 2.  CHANGES IN SECURITIES

During the third fiscal quarter of 2001, no new shares of common stock were issued.

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

Dated: December 7, 2004