Form 10KSB
period 2001-12-31
Vote Power CORP
filed 2004-12-13
CIK 1065516

<pre>

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549


                             FORM 10-KSB

     Annual Report Under 13 or 15(d) of the Securities Exchange
       Act of 1934 for the Fiscal Year Ended December 31, 2001


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

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained to be best of the registrants knowledge, in definitive proxy or information statements incorporated by reference I Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenue for most recent fiscal year.
Not available.

State the aggregated market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the last 60 days. $37,100.00 based on the average of the closing bid and asked obtained from the OTC Bulletin Board on December 31, 2001.

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

         Item 10. Legal Proceedings

         Item 11. Changes in and Disagreements With Accountants

         Item 12. Recent Sales of Unregistered Securities

         Item 13. Indemnification of Directors and Officers



Ludlum Construction Co., Inc. (LDLMB) is filing this Form 10-KSB in compliance with disclosure requirements of Rule 12b-23 of the Securities Exchange Act of 1934.


ITEM 1.  DESCRIPTION OF BUSINESS

The Issuer was incorporated in the State of Florida in 1976 as Ludlum Construction Co., Inc. to perform dredging and land excavation. It was based in Palm City, Florida. In April 1998, the Issuer implemented an expansion program that included a restructuring of its management team. James Schwarz became the Issuer's Chief Executive Officer replacing the founder, Mr. Ludlum. One month earlier, in March 1998, the Issuer had made a private placement of its Class B common stock under Rule 504 of Regulation D of the SEC Act of 1934. On September 18, 1998, the Issuer's Class B common stock was approved by the National Association of Securities Dealers for listing on the OTC Bulletin Board with the symbol LDLMB.

The Issuer's work force was 27 full time employees and 2 officers. Employee relations were considered satisfactory.

Land excavation is a highly competitive business. Dredging is less competitive. A small number of Florida based companies were in competition with the Issuer. At its peak, the Issuer held 20% of the Florida market for its operations. It estimates that it was awarded 25% of the contracts on which it bid.

Because it was not awarded several key contracts on which it had bid, the Issuer was unable to continue funding its day to day operations and its debt service requirements. On September 11, 2001, the Issuer was forced to cease all its operations because a group of secured creditors filed suit to repossess the heavy equipment on which it had a lien. The Issuer's management tried unsuccessfully to arrange bank financing in the amount of $1,200,000 to refinance the company. It's few remaining accounts receivable became uncollectable and were written off. Negotiations with the Issuer's lenders continued in an attempt to reach an agreement, but to no avail.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION OVERVIEW

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

Due to the company being dormant from the year 2001 until 2004, and the limited amount of records available, the statements that are presented are based on the statement of the previous 10KSB of 1999 and the last filing by the company of June 30, 2000. Based on the information we have from the limited activity and the creditors, there were no major changes in the first quarter ending March 31, 2001.

Therefore, we have made assumptions based on the previous filing that resulted in primarily the figures that we show.

RECENTLY COMPLETED PROJECTS (CUSTOMERS)

The Company completed the following dredging projects within the past 12 months:

         Job Site            Contractor/Customer     $ Contract Amount

1. Jupiter Inlet, Florida    Jupiter Inlet District          234,820
2. Clam Bay, Florida         Collier County B.O.C.C.         324,030
3. C-12 Canal, Florida       So Florida Water Management     794,867
4. Castaway Cay, Bahamas     American Bridge Co.             113,125
5. Sailfish Point POA, FL    Sailfish Point, P.O.A.          150,647
6. Lauderdale Marine Ctr, FL Lauderdale Marine Center        262,500
7. Evans Crary Bridge, FL    PCL Civil Constructors Inc.      65,938
8. Trump Golf Course, FL     Ranger Constr. Industries       324,326
9. St. Lucie County
   Landfill, Florida         St. Lucie County              1,075,533

RESULTS OF OPERATIONS

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

In 1999 the Company sold two dredges that were not being used. The Company plans to begin leasing more equipment on an "as needed" basis to decrease its cost of operation. The Company's dredge, the "Florida Chief" was recently leased to Hendry Corporation for $32,000 per month, while its fixed costs to the Company is approximately $12,000 per month

MARKETING STRATEGY

The majority of contracts the Company is awarded are on a closed bid basis to the lowest bidder. Cost effectiveness is a top priority for Company marketing and obtaining government and private contracts.

SALES FORECAST

Revenues for 2001 are approximately $242,350.

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


ITEM 4.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of December 31, 2001 by:(i) each person known to the Company to own more than five percent (5%) of any class of the Company's voting securities; (ii) each director of the Company; and (iii) all directors and officers as a group.

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
    Common Stock  as a Group                    Restricted

The Company is not aware of any arrangement that might result in a change of control in future nor in the prevention of such change of control.

ITEM 5.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS.

         The following table sets forth certain information about the directors and executive officers of the Company:

DIRECTORS AND EXECUTIVE OFFICERS

 NAME               AGE  POSITION                        TERM

 James K. Schwarz   49   Director/President      April 9, 1998-Present
                         Chairman of the Board

 James A. Conway    44   Chief Executive Officer April 9, 1998-Present


JAMES K. SCHWARZ, President and Director. Mr. Schwarz has served as the Company's President since April 1998 and has been employed by the Company since its inception. Schwarz is proficient in managing Company operations, monitoring projects, and marketing the Company's services.

JAMES A. CONWAY, Chief Executive Officer. Mr. Conway has served as the Company's Chief Executive officer, Vice President,
Secretary and Treasurer since April 1998. Conway holds degrees in finance and law from the University of Florida. He has thirteen years of experience in the corporate legal area including negotiations, drafting contracts and litigation. Conway currently practices law in Palm Beach and Martin Counties, Florida. He has served as the Company's legal counsel for eight years.

ITEM 6.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth certain information regarding compensation paid during the fiscal year ending December 31, 2001 Company executives.

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

ITEM 8.  DESCRIPTION OF SECURITIES

COMPANY STOCK

On October 24, 1997, the Company's Articles of Incorporation were amended to authorize the Company to issue ten million (10,000,000) shares of Common Stock, par value $.Ol per share ("Common Stock"), designated as one (1) share "Class A" and nine million nine hundred ninety-nine thousand (9,999,999) "Class B". As of December 31, 2001, there were issued and outstanding 3,711,000 shares of "Class B" Common Stock held of record by approximately 27 shareholders and no Class A" Common Stock. The holders of the "Class B" shares shall have exclusive voting rights and powers, including the exclusive right to notice of shareholders meetings.

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

ITEM 9.  MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS.

Effective December 31, 1999, the Company was listed on the NASDAQ
OTC Bulletin Board (symbol LDLMB). The quarterly high and low sales prices for the year 2001 are listed below.


                                     HIGH              LOW
           Initially listed
               9/25/98            NO TRADING DURING THIS TIME PERIOD

           Qtr. End 3/31/01          .75          -0-
           Qtr. End 6/30/01          .25          -0-
           Qtr. End 9/30/01          .10          -0-
           Qtr. End 12/31/01         .01          .01


ITEM 10. LEGAL PROCEEDINGS

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

During the year 2001 the company ran into more difficulty collecting the money on the jobs that were finished. There were claims that they had not performed properly, and there was a dispute on the amount of money that was owed. Consequently they were not able to keep up their debt payments, and the creditors finally decided to take back their collateral, and the bank repossessed all of the equipment that were necessary for the operation in September of 2001.

Therefore, things went from bad to worse; very few funds came in and those that did come in went to the creditors that were pressing the most, and finally it left a list of creditors totaling some where close to $1MM after the secured creditors wrote off the balance of their debt.

The most significant debt that was needed was with the accounting firm, who could no longer carry the debt of Ludlum Construction
Company, Inc. They refused to release any financial information they did have and therefore books were not complete, and financial information was just not available.

ITEM 11. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The disagreement of the accounting firm of Holyfield Associates led to the situation wherein no financial audited information was going to be provided by them until their bill of $20,000 or better was paid. The principals seeing no need for further financial information in view of the circumstances did not pay it.

Therefore, in view of the circumstances, the principals did not feel they needed the financial information for their purpose, and so no filings were made from the date of September 2000 until present date.

The Trustee approached the financial company, who were kind enough to let him review the financial information they had, which was incomplete and frankly not adequate to accurately report the circumstances of the company from that time on, except that we have an accurate list of the creditors, most of who have been settled.

ITEM 12. RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 13. INDEMNIFICATION OF DIRECTORS AND OFFICERS

The By-Laws of the Company make no provision for indemnification of its directors or officers.

ITEM 14. FINANCIAL STATEMENTS

None


In accordance with Section 12 of the Securities Exchange Act of
1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                              LUDLUM CONSTRUCTION CO., INC.
                              a Florida corporation

                             By /s/   FLOYD D. WILKENSON
                             ---------------------------
                             Floyd D. Wilkenson
                             Authorized Agent/Sole Director
                             Appointed by Board of Directors on
                             March 19, 2004

Dated:  December 13, 2004