Form 10QSB
period 2002-03-31
Vote Power CORP
filed 2004-12-13
CIK 1065516

<pre>
             U.S. Securities and Exchange Commission
                     Washington, D.C. 20549


                             Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For The Fiscal Quarter Ended March 31, 2002
                                  Or

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

As of March 31, 2002, the Company had a total of 3,711,000 shares of Class B Common Stock, par value $.01 per share
(the "Common Stock"), outstanding and had no shares of Class
A Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]


                               INDEX

PART I

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations
Item 10.Legal Proceedings

PART II

Item 2. Changes in Securities


SIGNATURES


PART I

ITEM 1.  FINANCIAL STATEMENTS

There was no financial activity either from collection or disbursals for the year 2002 and 2003, with the exception of some activity in the forth quarter of 2003.

Therefore, the four quarters of 2002 and the three quarter filings in 2003, there are no audited financials, and the Trustee has been unable to find someone who would audit the financials available, which has been compared to auditing the unknown

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

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

Due to the company being dormant from the year 2000 until 2004, and the limited amount of records available, the statements that are presented are based on the statement of the previous 10KSB of 1999 and the last filing by the company of June 30, 2000. Based on the information we have from the limited activity and the creditors, there were no major changes in the first quarter ending March 31, 2002.

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

The Company has significantly increased its price per cubic yard of material dredged. This was accomplished by focusing on bonded jobs, which are awarded by federal, state and local governments. The bonded jobs are less competitive because of the financial and regulatory requirements. Another positive aspect of government jobs is that payment is guaranteed, unlike private contractors where collectability is often an issue. By focusing on government contracts, the Company is expected to continually increase its profitability over the next 5 years.

In 2001 the company bid on and successfully acquired contracts from the local government as well as federal contracts.

These were listed in the financials of 2001 unfortunately, due to delay and payments from the government and difficulties with the particular projects and the overruns, which were costly with overtime and so on, they ran into severe financial difficulties.

In June of 2001, their lack of financing and the lack of being able to refinance as they had wished, they started having difficulty with payroll and paying their local bills.

Due to this situation, in September of 2001, the bulk of their equipment was repossessed by the banks and the lending companies, and they were virtually out of business. So, the financial statement of December 31, 2001 were substantially the result of their anticipated business and projects from the year 2000.

Since they were absolutely out of business, personnel had to be laid off and the accountants decided that they had carried the burden of the funds owed by the company long enough. The only financials available were those that were reported on December 31, 2001. Therefore, there was absolutely no financial change in the first quarter of 2002, and collectors were attempting to find any valuable assets that they could lien against and attempted to go against the principals and a few were successful in getting signatures and obligations transferred to two of the principals of the corporation.

The two people mentioned above, finally resorted to bankruptcy and discharged those debts and since that time, the company has been dormant with no activity either in collections or in payments.

In conclusion, there are no financials and the company is strictly a shell with a limited amount of shareholders waiting to see what develops.

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

Results of the June 5, 2000 lawsuit Dredge America, which had filed suit against the company in the 19th Judicial Circuit Martin County, Florida Court brought about a countersuit for $100,000 from the company and the results are unknown as of this date. The last report of record was that the case had been dismissed and both sides withdrew their suits.

PART II

ITEM 2.  CHANGES IN SECURITIES

During the first fiscal quarter of 2002, no new shares of common stock were issued.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  1.       None.

         (b)      Reports on Form 8-K.

                  1.       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LUDLUM CONSTRUCTION CO., INC.

Dated: December 13, 2004       By: /S/ Floyd D. Wilkenson
                               ------------------------------
                               Floyd D. Wilkenson
                               Authorized Agent/Sole Director
                               Appointed by Board of Directors on
                               March 19, 2004