Form 10QSB
period 2002-06-30
Vote Power CORP
filed 2004-12-13
CIK 1065516

<pre>
              U.S. Securities and Exchange Commission
                        Washington, D.C. 20549


                            Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

             For The Fiscal Quarter Ended June 30, 2002
                                 Or

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

As of June 30, 2004, the Company had a total of 3,711,000 shares of Class B Common Stock, par value $.01 per share (the "Common
Stock"), outstanding and had no shares of Class A Common Stock outstanding.

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

Due to the company being dormant from the year 2000 until 2004, and the limited amount of records available, the statements that are presented are based on the statement of the previous 10KSB of 1999 and the last filing by the company of June 30, 2000. Based on the information we have from the limited activity and the creditors, there were no major changes in the second quarter ending June 30, 2002.

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

The Company also settled its claim against the Company's former president, Noah Ludlum. The settlement required Ludlum to waive any rights or money due him by the Company under a promissory note with a balance of $232,000.00 that was payable at $8,000.00 per month. He also agreed to take over debt of the dredge "The Florida Chief" in the approximate amount of $327,000.00. In exchange for a General Release by the Company, Ludlum received some miscellaneous equipment, his former company truck plus any proceeds from the eventual sale of the dredge "The Florida Chief".

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

PART II

ITEM 2.  CHANGES IN SECURITIES

During the second fiscal quarter of 2002, no new shares of common stock were issued.

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