Form 10KSB
period 2002-12-31
Vote Power CORP
filed 2004-12-14
CIK 1065516

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549


                               FORM 10-KSB

      Annual Report Under 13 or 15(d) of the Securities Exchange
       Act of 1934 for the Fiscal Year Ended December 31, 2002


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

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained to be best of the registrants knowledge, in definitive proxy or information statements incorporated by reference I Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenue for most recent fiscal year. $0.00.

State the aggregated market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the last 60 days. $37,110 based on the average of the closing bid and asked obtained from the OTC Bulletin Board on December 31, 2002.

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

Because it was not awarded several key contracts on which it had bid, the Issuer was unable to continue funding its day to day operations and its debt service requirements. September 2001, the Issuer was forced to cease all its operations because a group of secured creditors filed suit and repossessed the heavy equipment on which it had a lien. The Issuer's management tried unsuccessfully to arrange bank financing in the amount of $1,200,000 to refinance the company. It's few remaining accounts receivable became uncollectable and were written off. Negotiations with the Issuer's lenders continued in an attempt to reach an agreement, but to no avail.

From June 30, 2001 to the end of the fourth quarter of 2003, the Issuer was a dormant company with no operations, no income and no expenses. It did however maintain its OTC Bulletin Board listing.

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

In 1999 the Company sold two dredges that were not being used. The Company plans to begin leasing more equipment on an "as needed" basis to decrease its cost of operation. The Company's dredge, the "Florida Chief" was recently leased to Hendry Corporation for $32,000 per month, while its fixed costs to the Company is approximately $12,000 per month


SALES FORECAST

The issuer had no revenues for 2002.

ITEM 3.  DESCRIPTION OF PROPERTY

The Issuer had no property during the fiscal year 2002.

EQUIPMENT

The Issuer had no equipment during the fiscal year 2002.

ITEM 4.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of December 31, 2002 by:(i) each person known to the Company to own more than five percent (5%) of any class of the Company's voting securities; (ii) each director of the Company; and (iii) all directors and officers as a group.

Title           Name and Address         Amount and Nature    Percent
of Class        of Beneficial Owner      of Beneficial Owner  of Class
-------------   ----------------------   -------------------  --------
Class B         James K. & Donna M. Schwarz   2,031,250         54%
Common Stock    4437 SW Cherokee Street       Restricted
                Palm City, FL 34990

Class B         James A. Conway               1,218.750         32%
Common Stock    963 SE MacArthur Boulevard    Restricted
                Stuart, FL 34996

Class B         All Directors & Officers      3,250,000         86%
Common Stock    as a Group                    Restricted

The Company is not aware of any arrangement that might result in a change of control in future nor in the prevention of such change of control.

ITEM 5.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS.

   The following table sets forth certain information about the directors and executive officers of the Company:

DIRECTORS AND EXECUTIVE OFFICERS

  NAME              AGE  POSITION               TERM
------------------- --- ----------------------  ---------------------
  James K. Schwarz  50  Director/President      April 9, 1998-Present
                        Chairman of the Board

  James A. Conway   45  Chief Executive Officer April 9, 1998-Present

JAMES K. SCHWARZ, President and Director. Mr. Schwarz has served as the Company's President since April 1998 and has been employed by the Company since its inception. Schwarz is proficient in managing Company operations, monitoring projects, and marketing the Company's services.

JAMES A. CONWAY, Chief Executive Officer. Mr. Conway has served as the Company's Chief Executive officer, Vice President, Secretary and Treasurer since April 1998. Conway holds degrees in finance and law from the University of Florida. He has thirteen years of experience in the corporate legal area including negotiations, drafting contracts and litigation. Conway currently practices law in Palm Beach and Martin Counties, Florida. He has served as the Company's legal counsel for nine years.

ITEM 6.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth certain information regarding compensation paid during the fiscal year ending December 31, 2002 Company executives.

                   SUMMARY COMPENSATION TABLE
                   ---------------------------
   Name and                                      Annual
   Principal                            Salary           Bonus
   Position                Year           ($)             ($)
-------------------      -------        ----------------------
   James K. Schwarz        2002         100,000            0
   President

   James A. Conway         2002          25,000            0
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

ITEM 8.  DESCRIPTION OF SECURITIES

COMPANY STOCK

On October 24, 1997, the Company's Articles of Incorporation were amended to authorize the Company to issue ten million (10,000,000) shares of Common Stock, par value $.Ol per share ("Common Stock"), designated as one (1) share "Class A" and nine million nine hundred ninety-nine thousand (9,999,999) "Class B". As of December 31, 2002, there were issued and outstanding 3,711,000 shares of "Class B" Common Stock held of record by approximately 27 shareholders and no Class A" Common Stock. The holders of the "Class B" shares shall have exclusive voting rights and powers, including the exclusive right to notice of shareholders meetings.

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


                                     HIGH             LOW
           Initially listed
               9/25/98              2.75              2.50

           Qtr. End 3/31/02          .01         .01
           Qtr. End 6/30/02          .01         .01
           Qtr. End 9/30/02          .01               .01
           Qtr. End 12/31/02         .01         .01


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

During the year 2001 the company ran into more difficulty collecting the money on the jobs that were finished. There were claims that they had not performed properly, and there was a dispute on the amount of money that was owed. Consequently they were not able to keep up their debt payments, and the creditors finally decided to take back their collateral, and the bank repossessed all of the equipment in September of 2001 that were necessary for the operation.

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

Dated:  December 14, 2004