Form 10QSB
period 2003-03-31
Vote Power CORP
filed 2004-12-20
CIK 1065516

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                              Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For The Fiscal Quarter Ended March 31, 2003
                                   Or

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

As of March 31, 2003, the Company had a total of 3,711,000 shares of Class B Common Stock, par value $.01 per share (the "Common
Stock"), outstanding and had no shares of Class A Common Stock outstanding.

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

Due to the company being dormant from the year 2000 until 2004, and the limited amount of records available, the statements that are presented are based on the statement of the previous 10KSB of 1999 and the last filing by the company of June 30, 2000. Based on the information we have from the limited activity and the creditors, there were no major changes in the first quarter ending March 31, 2003.

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

From June 30, 2000 to the end of the fourth quarter of 2003, the Issuer was a dormant company with no operations, no income and no expenses. It did however maintain its OTC Bulletin Board listing.

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

PART II

ITEM 2.  CHANGES IN SECURITIES

During the first fiscal quarter of 2003, no new shares of common stock were issued.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  1.       None

         (b)      Reports on Form 8-K.

                  1.       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LUDLUM CONSTRUCTION CO., INC.

Dated: December 20, 2004         By: /s/ FLOYD D. WILKENSON
                                 ----------------------------
                                 Floyd D. Wilkenson
                                 Authorized Agent/Sole Director
                                 Appointed by Board of Directors
                                 on March 19, 2004