Form 10QSB
period 2003-09-30
Vote Power CORP
filed 2004-12-20
CIK 1065516

<pre>
                   U.S. Securities and Exchange Commission
                           Washington, D.C. 20549


                                 Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For The Fiscal Quarter Ended September 30, 2003
                                      Or

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

As of September 30, 2003, the Company had a total of 3,711,000 shares of Class B Common Stock, par value $.01 per share (the
"Common Stock"), outstanding and had no shares of Class A Common
Stock outstanding.

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

Due to the company being dormant from the year 2000 until 2004, and the limited amount of records available, the statements that are presented are based on the statement of the previous 10KSB of 1999 and the last filing by the company of June 30, 2000. Based on the information we have from the limited activity and the creditors, there were no major changes in the third quarter ending September 30, 2003.

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

PART II

ITEM 2.  CHANGES IN SECURITIES

During the third fiscal quarter of 2003, no new shares of common stock were issued.

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