Form 10KSB
period 2003-12-31
Vote Power CORP
filed 2004-12-22
CIK 1065516

<Pre>

                U.S. Securities and Exchange Commission
                         Washington, D.C. 20549


                              Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the Fiscal Year ended December 31, 2003
                                   Or

[   ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the transition period from __________ to ___________


                  Commission file number:  0-28811


                      Ludlum Construction Co. Inc.
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

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class                       Name of Each Exchange
                                          On which registered

        None                                      None

Securities registered under Section 12 (g) of the Exchange Act:

         CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE
         CLASS B COMMON STOCK, PAR VALUE $0.01 PER SHARE
                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ]  YES       [X]   NO

Check if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    [ X ]

The issuer's revenue for the most recent fiscal year was   $0.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such, as of a specified date within the prior 60 days was $37,164.00 based on the average of the closing bid and asked obtained from the OTC Bulletin Board on December
31, 2003.

The number of shares outstanding of each of the Issuer's classes of common equity as of December 31, 2003 was;

                    Common A Stock - None
                    Common B Stock - 3,716,400 shares.


Transitional Small Business Disclosure Format
YES [    ]   NO  [X ]



TABLE OF CONTENTS



Item 1    - Description of Business

Item 2    - Description of Property

Item 3    - Legal Proceedings

Item 4    - Submission of Matters to a Vote of Security Holders

Item 5    - Market Price of and Dividends on the Registrant's
                  Common Equity and Related Stockholder Matters

Item 5.1  - Description of Securities

Item 6    - Management's Discussion and Analysis or Plan
                  of Operation

Item 7    - Changes in and Disagreements with Accountants

Item 8    - Financial Statements

Item 9    - Directors and Executive Officers, Promoters and
                  Control Persons

Item 10   - Executive Compensation

Item 11   - Security Ownership of Certain Beneficial Owners
                  and Management

Item 12   - Certain Relationships and Related Transactions




PART  I.

Statements contained in this Form that are not historical facts are forward looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from original estimates. Such risks and uncertainties are detailed in filings with the Securities & Exchange Commission including, without limitation, Item 1 -"DESCRIPTION OF BUSINESS" and
Item 6 - MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION" both below.

ITEM  1  DESCRIPTION OF BUSINESS

(a) Business Development

The Issuer was incorporated in the State of Florida in 1976 as Ludlum Construction Co., Inc. to perform dredging and land excavation. It is based in Palm City, Florida. In April 1998, the Issuer implemented an expansion program that included a restructuring of its management team. James Schwarz became the Issuer's Chief Executive Officer replacing the founder,
Mr. Ludlum. One month earlier, in March 1998, the Issuer had made a private placement of its Class B common stock under Rule
504 of Regulation D of the SEC Act of 1934. On September 18, 1998, the National Association of Securities Dealers approved the Issuer's Class B common stock for listing on the OTC Bulletin Board with the symbol LDLMB.

Because it was not awarded several key contracts on which it had bid, the Issuer was unable to continue funding its day-to-day operations and its debt service requirements. On September 11, 2001, the Issuer was forced to cease all operations because a group of secured creditors filed suit to repossess the heavy equipment on which it had a lien. The Issuer's management tried unsuccessfully to arrange bank financing in the amount of $1,200,000 to refinance the company. It's few remaining accounts receivable became uncollectable and were written off. Negotiations with the Issuer's lenders continued in an attempt to reach an agreement, but to no avail.

From June 30, 2000 to the end of the fourth quarter of 2003, the Issuer was a financially challenged company. In September of 2001, the company became dormant with no operations, no income and no expenses. It did however maintain its OTC listing.

In September 2003, a consultant to VotePower Corp. contacted the Issuer and exploratory talks commenced towards creating a business relationship between the two entities. Initial discussions became negotiations that progressed in a positive manner. In order to facilitate the creation of the business relationship, a special meeting of the Issuer's Board of Directors, chaired by James K. Schwarz, the Issuer's Chairman and Chief Executive Officer, was convened on November 22, 2003. A general meeting of the Issuer's shareholders followed the meeting. By a majority vote in favor, the Issuer's shareholders authorized a 2 for 1 stock split of its B common stock, an increase in the number of common B stock authorized from 10,000,000 to 250,000,000 shares and the appointment of Floyd D. Wilkenson as the Issuer's Sole Director and Trustee. All prior members of management and the board of directors submitted resignations that were accepted by Mr. Wilkenson.

The Issuer filed documents with the Secretary of State of Florida on December 1, 2003, increasing the authorized capital stock to 250,000,000 shares. The Issuer once again commenced operating as an operating company on December 2, 2003. The 2 for 1 stock split became effective on December 12, 2003. The Depositary Trust
Company was notified of the 2 for 1 stock split on December 16, 2003.
  The total issued and outstanding shares became 3,716,400 shares.

On December 23, 2003, a Letter of Intent was signed indicating the desire of both the Issuer and Vote Power Corp. to consummate an Asset Purchase and New Management Agreement. The assets to be purchased are the hardware and software programs that constitute the electronic voting system described below. Consideration for this purchase would be the issuance of 30,000,000 shares of Issuer's B common stock to Vote Power Corp. This common stock would be restricted investment stock as defined in Rule 144 of the Securities & Exchange Commission. As additional consideration, the Issuer's Sole Director and Trustee, Mr. Floyd D. Wilkenson, would resign from his position and be replaced by three executives of Vote Power Corp also as indicated below.

 (b) Business Of Vote Power Corp.

The presidential elections of 2000 resulted in the approval of an Election Reform Bill (HAVA - Help America Vote Act) by the U.S. Senate. The bill provides $3.8B of federal funds for the States to upgrade their election support system. The bill also bans the use of legacy punch card voting solutions in the 2004 election. This funding has generated an immense amount of interest by companies seeking to develop a solution and thereby take a share of the $3.8B market. MIT and CALTECH have conducted a detailed study of the situation and published reports detailing the requirements of the ideal voting software solution. Although several of the software vendors are certified by NASED (National Association of State Election Directors), none of the newly developed solutions are in full compliance with the requirements set forth by the MIT and CALTECH reports. Vote Power Corp. has created a portfolio of electronic voting products to fill this void and provide alternative voting software.

Market At a Glance: Since the 2000 presidential election, there are 3126 counties in 50 states requiring an updated solution to their voting problems. Georgia is the only state where a statewide upgrade has been performed in all its 159 counties. However, Georgia is still looking for a statewide voter registration solution.

Apart from the behemoth US market, the worldwide e-voting market size is estimated to be about US$10 Billion.

VotePower's Product Line:

A:  DRE solution:   PowerVote
      The equipment used for casting the actual ballot at various poll sites

B:  Voter Registration:               PowerReg
      Assists in identifying the voter's validity

C:  ABS Solution:   PowerScan
      For ballots sent by mail and an absentee ballot system

D:  EMS :     PowerManage
      Election management software

E:   Deployment:    PowerCenter
       Managing election operations by the minute. A proactive tool for trouble free election.

F:   Reporting:          PowerReport
       A tool to collect and report election results (both provisional and final tally).

Management :   The Company's management consists of individuals
with diverse backgrounds and many years of experience both with government and non-government dealings. One of the Company's board members has developed electronic election solutions for the United States since the 1980s. The names and bios will be inserted in the appropriate report when the relationship is consummated.

2.Market Analysis:

The domestic US market is 3,126 counties in the 50 US states.

3. Strengths of the System:

Vote Power is the only system providing a complete solution for the election market. The strength of the system lies in the low cost of implementation of the solutions, their ease of use and their uniformly integrated interface from a single source.

Vote Power has the only poll site solution that provides multiple independent sources of verification of the polled vote. Though no one can guarantee that hackers may not devise a way of tampering with electronic voting, the Vote Power system can determine immediately if voting gets tampered with in any way or form.
Most important of all is that the Vote Power system is a hybrid and therefore does not depend entirely on electronic tallying of votes. The system uses the industry standard database from Oracle which is the only database having 15 security certifications.

Market Competition:

All six products from the Company compete with the best products in the market and can out perform most of the presently used solutions.

Prior to the 2000 Presidential Elections, ES&S, Sequoia and Global Systems controlled 80% of the electronic voting market. In 2002, Diebold entered the market by acquiring Global System and within six to eight months won approximately $200M of e-voting contracts.

Since the 2000 election Florida problem, some small companies have developed dedicated voting solutions to compete with PowerVote. Only Hart Intercivic has won some counties. At present, Diebold is the company to beat. It has shown how a newcomer can capture the market.

4. Detailed Product Specs:

A centralized voter registration solution capable of interfacing with other official databases.

Open architecture provides flexibility to interface with any new agency's database.

Industry standard procedure for elimination of duplicate voters.

Multiple "Front-End" provide easy access to the database information without the risk of corrupting the back end. The "Front-End" information is filtered on a need to know basis thus providing additional security.

Capable of providing printed or digital poll books to interface with a State's voting solution.

Easy to maintain.

Capable of correlating with a state's DMV systems, if required.

Open-sockets for interfacing with the surrounding States if needed.

GIS interface to provide information on the basis of address, location and touch screen interface.

Can be implemented on any Operating System with Clustering as optional choice providing a truly 24/7 real time solution

5. Sales Strategy:

The marketing divisions of Hewlett Packard, Dell Computer and
IBM will be used to sell the Vote Power system across the United
Sates and the world.


ITEM 2  DESCRIPTION OF PROPERTY

The Issuer does not own the offices it occupies.


ITEM  3  LEGAL PROCEEDINGS

(a) Pending legal proceedings

See Item 8 Financial Statements.

(b) Pending governmental agency procedures

On December 31, 2003, the Issuer had no governmental agency procedures pending against it and its management was not aware of any that were awaiting submission by any governmental agency.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In order to facilitate the consummation of the business relationship between Issuer and Vote Power, a special meeting of Issuer's Board of Directors was held on November 22, 2003 and called to order by James K. Schwarz. It was followed on the same day by a special stockholders meeting. By a majority vote of Issuer's shareholders they authorized a 2 for 1 stock split of its B common stock, an increase in the number of common B stock authorized from 10,000,000 to 250,000,000 shares and the appointment of Floyd D. Wilkenson as Issuer's Sole Director and Trustee. The 2 for 1 stock split became effective on December 12, 2003.




PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a)Market Information

(1) The common stock of the Issuer. trades on the OTC
Electronic Bulletin Board "Pink Sheets", under the symbol
"VPWR".

(2) The range of the high and low bid for each quarter of the last two fiscal years follows.

PERIOD      HIGH      LOW
      BID     BID

2003
1st Qtr     0.01      0.01
2nd Qtr     0.01      0.01
3rd Qtr     0.01      0.01
4th Qtr     0.01      0.01

2002
1st Qtr     0.01      0.01
2nd Qtr     0.01      0.01
3rd Qtr     0.01      0.01
4th Qtr     0.01      0.01



(3) The source of the high and low bid information shown above is the daily summary made available by the OTC Electronic
Bulletin Board.

ITEM 5 .1  DESCRIPTION OF SECURITIES

Issuer has two classes of common capital stock outstanding

A - Class A Common Stock

On October 24, 1997, documents were filed with the Secretary of State of Florida amending the Issuer's Articles of Incorporation and authorizing the issuance of One (1) share of Class A common stock of $0.01 par value per share.

This class of common stock has the right to receive the amount of dividends declared from time to time by the Board of Directors in accordance with, and resulting from, the operating performance of the company.

The Class A common share is entitled to cast one vote in any matter legally presented to it.

No preemptive rights are inherent in the Class A common stock.

No other material rights are contained other than the normal rights to a proportionate distribution of liquidating dividends after satisfaction of any and all prior claimants.

There is no provision in the charter or by-laws that would enable the holder of this one share of stock to delay defer or prevent a change in control of Issuer.

As of the date of this report, the one share of Class A common stock has not been issued.


B - Class B Common Stock

On October 24, 1997, documents were filed with the Secretary of State of Florida amending the Articles of Incorporation of Issuer and authorizing the issuance of 9,999,999 shares of $0.01 par value Class B common stock.

A special meeting of the Issuer's shareholders was convened on November 22, 2003. By a majority vote in favor, the Issuer's shareholders authorized a 2 for 1 stock split of its B common stock, an increase in the number of common B stock authorized from 9,999,999 to 250,000,000 shares

This class of common stock has the right to receive the amount of dividends declared from time to time by the Board of Directors in accordance with, and resulting from, the operating performance of the company.

The Class B common share is entitled to cast one vote in any matter legally presented to it.

No preemptive rights are inherent in the Class B common stock.

No other material rights are contained other than the normal rights to a proportionate distribution of liquidating dividends after satisfaction of any and all prior claimants.

There is no provision in the charter or by-laws that would enable shareholders of Class B common stock to delay, defer or prevent a change in control of Issuer.

C - Debt securities

Issuer has no debt securities outstanding and has no plans or intentions to issue any such securities.

D - Other securities to be offered

At this time, and in this document, Issuer is registering no other securities.


ITEM 6  MANAGEMENT'S PLAN OF OPERATION

(a) Plan of operation

After finalization of the contemplated business relationship, the Issuer will launch a portfolio of electronic registration and voting solutions to replace outdated punch card and mechanical voting systems as mandated by the Help America Vote Act of 2002
(HAVA). As part of its overall business strategy, the Issuer will offer the following voting solutions for use in federal, state, local and other elections: (i) PowerReg, a relational database for maintaining voter identification; (ii) PowerScan, an absentee ballot processing solution; (iii) PowerVote, ballot casting equipment; (iv) PowerManage, software for managing the electronic voting process; (v) PowerCenter, an election day management tool; and (vi) PowerReport, a tool for the collection and reporting of results.

In consideration for the transfer of the assets of Vote Power as described above, the Issuer will issue shares of its B common stock to the shareholders of Vote Power which will represent 80.2% of the Issuer's issued and outstanding shares of B common stock. Such shares will be investment shares as defined by, and subject to, Rule 144 of the Securities & Exchange Act of 1934. The common B stock will also be subject to post-closing lock-up provisions, including, among others, a provision restricting the shares from being registered for sale prior to twelve (12) months after the closing of the transaction.

ITEM 7 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The present auditor of Issuer is Mr. Aaron Stein, CPA, of 534
Willow Avenue, PO Box 315, Cedarhurst, New York 11516, telephone,
(516) 569 0520.

After discontinuing business, Holyfield Associates, Ludlum's former auditors, canceled their Agreement with Ludlum for non-payment.

ITEM  8  FINANCIAL STATEMENTS

In view of the fact that after reviewing what information Holyfield Associates has with Ludlum Construction, we came to the conclusion that there was no adequate way of providing financial information in the proper form as normally prepared for the annual reports.

However, after September of 2001 all the equipment had been repossessed by the creditors. We referred to March 31, 2000 financials where they show a total of $2,603,000.10 in liabilities. These have all subsequently been resolved by either settlement, such as with the Nelson Bunker Hunt Trust Estate and Edward L. Stephenson vs. Ludlum Construction Co., Inc. filed in April 2000 for a total of $450,000, with $8,000 per year to be paid with no interest by the company.

After a reduction of the total amount due from $450,000 to $350,000, the attorney for the Hunt brothers and Stephenson agreed to a 20% settlement of the $350,000 claim, or a total of $70,000. This was paid by two payments; 1) the earnest money of $35,000, 2) the balance as soon as the completion of taking over the company with the new management. A total of $126,000 has been paid to various recorded creditors with judgment with another $70,000 due.

The only unsecured creditor that was unpaid after the statute of limitations had run out, was the transfer agent, Atlantic Transfer, Inc. for a total of sum $2,848, which included the purchase of all the records and the penalty for canceling the contract prior to its expiration date.

The total of all unsecured creditors was $388,913.06. These were paid down by June of 2001, but the balance of approximately
$302,471.97 were written off and credited up to a loss by the creditors.

Therefore, there was no activity or income to the company from the beginning of October 2001 until the current date of December 15, 2003. In November of 2003, there was a meeting with Mr. Conway, Mr. Schwarz and Mr. Wilkenson, where it was decided that Mr. Wilkenson would pursue the possibility of seeing whether or not the corporate status as a public corporation could be maintained and a new business established with new officers and directors that would give the existing shareholders an opportunity to get some of their money back.

The conclusion came in the ensuing months, but the activity in the last quarter of 2003 was that Wilkenson was appointed as the Trust Officer of the corporation and the Sole Director of the company, and he has proceeded from that point.


Part III

ITEM  9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
DIRECTORS AND EXECUTIVE OFFICERS

The sole director of the Issuer is:
                 Date of    Term
Name        Age  Position        Election   Expires

Floyd D. Wilkenson   81  Sole Director/Trustee 11-22-2003 11-21-2004

SIGNIFICANT EMPLOYEES

The Issuer's sole person responsible for executive management and considered a significant employee is listed directly above.

FAMILY RELATIONSHIPS

No family relationship exists between the sole director and any other former executive officers or directors of the Issuer, either by blood or by marriage.

DIRECTORSHIPS OF OTHER REPORTING COMPANIES

The sole officer and director of the Issuer holds no directorships in other reporting companies.

PROMOTERS AND CONTROL PERSONS

There are no promoters or control persons actively involved with the Issuer at this time.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Except as set forth below, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Issuer:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgement or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action) the SEC or the Commodity Futures Trading Commission, to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

ITEM 10  EXECUTIVE COMPENSATION

Director Compensation

Mr Floyd D. Wilkenson in his capacity as sole director and trustee of the Issuer receives no compensation for his activity which he performs on a "pro bono" basis.


ITEM 11  SECURITY OWNNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) Security ownership of certain beneficial owners.

As of the date of this Form 10-KSB there is no person
(including any "group") known to Issuer to be the beneficial owner of more than five percent of its voting securities.

(b) Security ownership of management

Mr. Floyd D. Wilkenson, the sole director and trustee, is the only person comprising the Issuer's management . He has no ownership, beneficial or otherwise, in any securities of the Issuer.

Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, any named entities or individuals have sole voting and investment power with respect to the shares of common stock they may beneficially own. Full voting authorization rests with the stockholders.

(c) Changes in control

When change of control occurs, some compensation for consulting company will be discussed. There are no internal arrangements either by agreement or in the by-laws of Issuer that would inhibit or prohibit a change in control of the Company.

ITEM  12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13  EXHIBITS, LIST AND REPORTS ON FORM 8-K

None.


SIGNATURES

In accordance with Section 13 or 15(d) of the securities
Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Dated:  December 22, 2004