Form 10QSB
period 2004-03-31
Vote Power CORP
filed 2004-12-22
CIK 1065516

<pre>

               U.S. Securities and Exchange Commission
                       Washington, D.C. 20549


                          Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For The Fiscal Quarter Ended March 31, 2004
                                 Or

[   ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to ___________


                      Commission file number:  0-28811


                        VOTE POWER CORPORATION
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

As of March 31, 2004, the Company had a total of 7,432,800 shares of Class B Common Stock, par value $.01 per share (the
"Common Stock"), outstanding and had no shares of Class A Common
Stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]


                INDEX


PART I

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations
Item 10. Legal Proceedings

PART II

Item 2. Changes in Securities
Item 6. Exhibits and Reports

SIGNATURES


PART I

ITEM 1.  FINANCIAL STATUS REPORT

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

The total of all unsecured creditors was $388,913.06. These were paid down by June of 2001, but the balance of approximately
$302,471.97 were written off and credited as a loss by the creditors.

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

RESULTS OF OPERATIONS

Ludlum Construction Co., Inc., a Florida corporation (the
"Company"), was founded and incorporated in 1976 by Noah Ludlum.
The Company was a dredging and land excavating contractor that provided dredging services for navigable waterways, lake construction and marinas. It also provided excavation and development relating to construction of golf courses and land subdivisions. It was based in California.

In April 1998, the Company implemented its expansion plan that included restructuring of its management. Noah Ludlum resigned as president, turning management over to James Schwarz, who was employed by the Company since its inception.

In March, 1998, the Company conducted a private offering under Rule 504 Of Regulation D of the Securities Exchange Act of 1934. On September 18, 1998 the National Association of Securities Dealers (NASD) approved the Company for listing on the OTC Bulletin Board with the symbol LDLMB.

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

Because it was not awarded several key contracts on which it had bid, the Issuer was unable to continue funding its day-to-day operations and its debt service requirements. On September 11, 2001, the Issuer was forced to cease its operations because a group of secured creditors filed suit to repossess the heavy equipment on which it had a lien. The Issuer's management tried unsuccessfully to arrange bank financing in the amount of $1,200,000 to refinance the company. It's few remaining accounts receivable became uncollectable and were written off. Negotiations with the Issuer's lenders continued in an attempt to reach an agreement, but to no avail.

From September 2001 to the end of the first quarter of 2003, the Issuer was a dormant company with no operations, no income and no expenses. It did however maintain its Pink Sheet listing. In September 2003, a consultant to VotePower Corp. contacted the Issuer and exploratory talks commenced towards creating a business relationship between the two entities. Initial discussions became negotiations that progressed in a positive manner. In order to facilitate the creation of the business relationship, a special meeting of the Issuer's Board of Directors, chaired by James K. Schwarz, the Issuer's Chairman and Chief Executive Officer, was convened on November 22, 2003.
A general meeting of the Issuer's shareholders followed the meeting. By a majority vote in favor, the Issuer's shareholders authorized a 2 for 1 stock split of its B common stock, an increase in the number of common B stock authorized from 10,000,000 to 250,000,000 shares and the appointment of Floyd D. Wilkenson as the Issuer's Sole Director and Trustee.
All prior members of management and the board of directors submitted resignations that were accepted by Mr. Wilkenson.

The Issuer filed documents with the Secretary of State of Florida on December 1, 2003, increasing the authorized capital stock to 250,000,000 shares. The Issuer once again commenced operating as an operating company on December 2, 2003. The 2 for 1 stock split became effective on December 12, 2003. The Depositary Trust Company was notified of the 2 for 1 stock split on December 16, 2003.

On December 23, 2003, a Letter of Intent was signed indicating the desire of both the Sellers and Vote Power Corp. to consummate an Asset Purchase and New Management Agreement. The assets to be purchased are the hardware and software programs that constitute the electronic voting system described below. Consideration for this purchase would be the issuance of 30,000,000 shares of Issuer's B common stock. This common stock would be restricted investment stock as defined in Rule 144 of the Securities & Exchange Commission. The Issuer's Sole Director and Trustee, Mr. Floyd D. Wilkenson, would resign from his position and be replaced by new executives, Mr. Robert Martyn, President/Director, Mr. Inti Shaikh, Secretary/Director, and Ms. Linda Ristow, Director.

On March 20, 2004, documents were filed with the Secretary of State of Florida that changed the name of the Issuer to Vote Power
Corporation.

ITEM 6 EXHIBITS AND REPORTS

On March 5 2004, the Issuer filed a Form 8-K Current Report. The contents of this Report are hereby inserted.

"The last presidential election demonstrated the need to reform the election process. This resulted in a speedy approval of an Election Reform Bill (HAVA- - Help America Vote Act) by the Senate. The bill provides $3.8 billion in federal money for the States to upgrade their election support system. The bill also bans the use of punch Card voting solutions in the next election.

This funding has generated immense amount of interest for companies to develop the solution and potentially take a share of this huge market. Massachusetts Institute of Technology (MIT) and California Institute of Technology (CALTECH) have conducted a detailed study and published a report, which details the requirements of the ideal voting software solution. Although several of the software vendors are certified by the National Association of State Election Directors (NASED), none of the newly developed solutions are in full compliance of the requirements set forth by the MIT and CALTECH reports.

To fill this void and provide an alternative voting software, we have acquired and plan to launch a portfolio of electronic voting products this year.

The Issuer has agreed to purchase the Vote Power Voting and Registration System from Vote Power Corporation through an
Asset Purchase and New Management Agreement.  The
Company plans to acquire the following assets including the name Vote Power
Corporation:

o Voter Registration (PowerReg) A massive relational database that holds identification of each voter

o ABS (Absentee Ballot Solution) (PowerScan) Helps a voter to vote remotely or as an absentee voter

o DRE (Direct Recording Equipment Solution) (PowerVote) The equipment used to cast the ballots at various polling sites.
The equipment will also be ADA (American Disabilities Act) compliant.

o EMS (Election Management System) (PowerManage) Software package that is created to manage electronic voting

o       Election Deployment (PowerCenter) Managing the Election
Day by the minute; a proactive tool for trouble free Election Day

o Election Reporting (PowerReport) A tool for collecting and reporting the results to the public/network (provisional and final tally). This includes all rights of ownership in and to the Vote Power System Intellectual Property on a worldwide basis, including, but not limited to, all license rights therein, and all source or object code relating thereto;

The Company has agreed to issue the shareholders of Vote Power
Corporation an aggregate amount of 30,000,000 shares in exchange and consideration for the assets listed.

ITEM 10. LEGAL PROCEEDINGS

     None.

                             PART II

ITEM 2.  CHANGES IN SECURITIES

During the first fiscal quarter of 2004, no new shares of common stock were issued.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  1.       Form 8-K, date of Report: June 22, 2004

         (b)      Reports on Form 8-K.

                  1.       Included in PART I ITEM 6 above.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     VOTE POWER CORPORATION.
                     a Florida corporation

                     By /s/   FLOYD D. WILKENSON
                     ----------------------------
		                 Floyd D. Wilkenson
		                 Authorized Agent/Sole Director
			               Appointed by Board of Directors on
                     March 19, 2004

Dated:  December 22, 2004