Form 10QSB/A
period 2004-03-31
Vote Power CORP
filed 2005-02-01
CIK 1065516

<pre>
             U.S. Securities and Exchange Commission
                       Washington, D.C. 20549


                           Form 10-QSB/A

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

As of March 31, 2004, the Company had a total of 43,332,800 shares of Class B Common Stock, par value $.01 per share (the
"Common Stock"), outstanding and had no shares of Class A Common
Stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]


    INDEX

PART I

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
Item 10. Legal Proceedings

PART II

Item 2. Changes in Securities
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES


PART I

ITEM 1.  FINANCIAL STATEMENTS

There was no financial activity, either from collections or disbursals, for the years 2002 and 2003. As a result, the filings for 2002, 2003, as well as the current filing, contain no audited financial statements. The Trustee has been unable to find a certified public accountant who would audit the financial records available for the years 2002 and 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION STATEMENT

The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this form 10-QSB/A are forward-looking statements and are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ significantly from results expressed or implied in any forward-looking statement made by or on behalf of the Company. The Company assumes no obligation to update any forward-looking statements contained herein or made from time to time by or on its behalf.

As a result of the company's dormancy from the year 2000 until the end 2004, and the paucity of its available records, the financial statements presented are based on the 10KSB of December 31, 1999 and the 10QSB of June 30, 2000 and the ending statement of 2004.

Based on our information and input there were no major changes in the quarter ending March 31, 2004, except as indicated by Exhibits of filings with Florida Secretary of State.

RESULTS OF OPERATIONS

Ludlum Construction Co., Inc., a Florida corporation (the "Issuer"), was founded and incorporated in 1976 by Noah Ludlum. The Issuer is a dredging and land excavating contractor providing dredging services for navigable waterways, lake construction and marinas.
It also provides excavation and development relating to construction of golf courses and land subdivisions. Its offices are in Martin County, Florida.

In April 1998, Noah Ludlum resigned as president, turning management over to James Schwarz, who has been employed by the Issuer since its inception.

In March, 1998, the Issuer conducted a private offering under Rule 504 Of Regulation D of the Securities Exchange Act of 1934. On
September 18, 1998 the Issuer was approved by the National
Association of Securities Dealers (NASD) for listing on the OTC
Bulletin Board with the symbol LDLMB.

In fiscal year 2000, the Issuer experienced cost overruns on two jobs. The excessive costs, difficulty in dredging at the St. Lucie County Landfill, and significant underbidding of the job caused a loss of approximately $240,000 to be recorded on this job. It was finished with an additional loss of $240,000. Ambiguities and disputes as to the amount of fill removed in the Andros Isle contract caused the Issuer to write off $150,000.00 on that contract.

Because it was not awarded several key contracts on which it had bid, the Issuer was unable to continue funding its day to day operations and its debt service requirements. On September 11, 2001, the Issuer was forced to cease all operations because a group of secured creditors filed suit to repossess the Issuer's heavy equipment on which it had a lien. The Issuer's management tried unsuccessfully to arrange bank financing in the amount of $1,200,000 to refinance the company. The few remaining accounts receivable became uncollectable and were written off. In an attempt to reach an agreement, negotiations with the Issuer's bankers continued to no avail.

From June 30, 2000 to the end of the first quarter of 2004, the Issuer was a dormant company with no operations, no income and no expenses. It did however maintain its OTC Bulletin Board listing.

In September 2003, a consultant to VotePower Corp. contacted the Issuer and exploratory talks commenced towards creating a business relationship between the two entities. Initial discussions became negotiations that progressed in a positive manner. In order to facilitate the creation of the business relationship, a special meeting of the Issuer's Board of Directors, chaired by James K. Schwarz, Chairman and Chief Executive Officer, was convened on November 22, 2003. A general meeting of the Issuer's shareholders followed the Board of Directors meeting. By a majority vote in favor, the Issuer's shareholders authorized a 2 for 1 stock split of its B common stock, an increase in the number of common B stock authorized from 10,000,000 to 250,000,000 shares and the appointment of Floyd D. Wilkenson as the Issuer's Sole Director and Trustee.
All prior members of management and the board of directors submitted resignations which were accepted by Mr. Wilkenson.

On December 1, 2003, the Issuer filed documents with the Secretary of State of Florida, increasing the authorized capital stock from 10,000,000 shares to 250,000,000 shares. On December 2, 2003, the
Issuer was reinstated once again as an operating company. The 2 for 1 stock split became effective on December 12, 2003. The Depositary Trust Company was notified of the 2 for 1 stock split on December 16, 2003. The total issued and outstanding shares became 7,432,800 shares.

On December 23, 2003, a Letter of Intent was signed indicating the desire of both the Issuer and Vote Power Corp. to consummate an Asset Purchase and New Management Agreement. The assets that would be purchased are the hardware and software programs that constitute the electronic voting system described below. Consideration for this purchase would be the issuance of 30,000,000 shares of Issuer's B common stock to Vote Power Corp. This common stock would be restricted investment stock as defined in Rule 144 of the Securities & Exchange Commission. As additional consideration, the Issuer's Sole Director and Trustee, Mr. Floyd D. Wilkenson, would resign from his position and be replaced by three executives of Vote Power Corp also as indicated below.

On March 5, 2004, the Issuer filed a Form 8K with the SEC. Its contents are inserted immediately below.

VOTE POWER CORPORATION

Item 1 - Change In Control of Registrant

On February 5, 2004, the shareholders of Vote Power Corp. obtained the rights to 30,000,000 shares of the Issuer's B common stock representing approximately 80% of the B common stock outstanding. The shareholders of Vote Power Corp. obtained their stock from the Issuer in exchange for the Vote Power voting system described in detail below.

Common Stock

                                  Total Beneficial      Percentage of
Beneficial Owner                  Ownership (*)         Common Stock
--------------------------------  ----------------      -------------
Security Ownership of Management

 Pradeep Sox                       11,000,000             29.3%
 CEO
 Director

 Inti Shaikh                       10,000,000             26.9%
 Secretary
 Director

 Bob Martyn                          9,000,000            24.0%
 President
 Director
                                   --------------       -------------
 Total Directors and Officers
 as a whole                         30,000,000            80.0%

      * Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

Item 2 - Acquisition of Asset

On February 5, 2004, the Issuer purchased the Vote Power voting and registration system from Vote Power Corp. through an Asset Purchase and New Management Agreement. The Asset Purchase and New Management Agreement is attached hereto as Exhibit 3. The Company acquired the following assets as well as the name Vote Power Corporation:

      Voter Registration (PowerReg)
        A massive relational database that holds identification of each voter

      ABS (Absentee Ballot Solution) (PowerScan)
        Helps a voter to vote remotely or as an absentee voter

      DRE (Direct Recording Equipment Solution) (PowerVote)
        The equipment used to cast the ballots at various polling sites. The equipment is ADA (American Disabilities Act) compliant.

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


Included are all rights of ownership in and to the Vote Power System Intellectual Property on a worldwide basis, including, but not limited to, all license rights therein, and all source or object code relating thereto.

Item 5 - Other Events

The Issuer filed documents with the Secretary of State of Florida that changed its name from Ludlum Construction Company, Inc. to Vote Power Corporation. The effective date of the name change is March 20, 2004. Note: In an attempt to correct financial difficulties, an amendment was filed with the Florida Secretary of State on January 25, 2001 by the former management for Ludlum to do business as PayDirt USA, Inc.

Item 6 - Changes in Registrant's Board of Directors

On February 6, 2004, Vote Power Corporation accepted the resignations of its sole director and trustee, Floyd D. Wilkenson. His resignation letter is attached hereto as Exhibit 4.

Pradeep Sox, Inti Shaikh and Bob Martyn were appointed as the new interim members of the Issuer's Board of Directors to serve until the next annual meeting of the shareholders.

Dated: February 6, 2004              /s/ Pradeep Sox
                                        -------------
                                         Director


(b) Business Of Vote Power Corp.

1.The Problem: The Inited States presidential elections of 2000 resulted in the approval of an Election Reform Bill (HAVA - Help America Vote Act) by the U.S. Senate. The bill provides $3.8B of federal funds for the States to upgrade their election support system. The bill also bans the use of legacy punch card voting solutions in the 2004 election. This funding has generated an immense amount of interest by companies seeking to develop a solution to the problem and thereby take a share of the $3.8B market. MIT and CALTECH have conducted a detailed study of the situation and published reports detailing the requirements of the ideal voting software solution. Although several of the software vendors are certified by NASED (National Association of State Election Directors), none of the newly developed solutions are in full compliance with the requirements set forth by the MIT and CALTECH reports. Vote Power Corp. has created a portfolio of electronic voting products to fill this void and provide acceptable alternative voting software.

2.Market Analysis: Since the 2000 presidential election, there are 3126 counties in 50 states requiring an updated solution to their voting problems. Georgia is the only state where a statewide upgrade has been performed in all its 159 counties. However, Georgia is still looking for a statewide voter registration solution. Apart from the behemoth US market, the worldwide e-voting market size is estimated to be about US$10 Billion.

3.Management :   The Company's management consists of individuals
with diverse backgrounds and many years of experience both in government and non-government dealings. One of the Company's board members has developed electronic election solutions for the United States since the 1980s. The names and bios will be inserted in the appropriate report when the relationship is consummated.

4.Strengths of the System: Vote Power is the only system providing a complete solution for the election market. The strength of the system lies in the low cost of implementation of the solutions, their ease of use and their uniformly integrated interface from a single source. Vote Power has the only poll site solution that provides multiple independent sources of verification of the polled vote. Though no one can guarantee that hackers may not devise a way of tampering with electronic voting, the Vote Power system can determine immediately if voting gets tampered with in any way or form. Most important of all is that the Vote Power system is a hybrid and therefore does not depend entirely on electronic tallying of votes. The system uses the industry standard database from Oracle which is the only database having
15 security certifications.

5.Market Competition:

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

6. Detailed Product Specs:

A centralized voter registration solution capable of interfacing with other official databases.

Open architecture provides flexibility to interface with any new agency's database.

Industry standard procedure for elimination of duplicate voters.

Multiple "Front-End" provides easy access to the database information without the risk of corrupting the back end. The
"Front-End" information is filtered on a need to know basis thus providing additional security.

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

7.Sales Strategy:

The marketing divisions of Hewlett Packard, Dell Computer and
IBM will be used to sell the Vote Power system across the United Sates and the world.


ITEM 10. LEGAL PROCEEDINGS

On the advice of its attorneys, on April 1, 2000 the Issuer settled the lawsuit filed by Nelson Bunker Hunt Trust Estate and Edward L. Stephenson vs. Ludlum Construction Co., Inc., et al., Case No. 99-10542AG filed in the 15th Judicial Circuit in Palm Beach County, Florida. The Issuer agreed to execute a new secured promissory note for $450,000 payable at $8,000 annually at no interest. All other claims against the Company and its officers were dismissed.

The Issuer also settled its claim against its former president, Noah Ludlum. The settlement required Ludlum to waive any rights or money due him by the Issuer under a promissory note with a balance of $232,000.00 that was payable at $8,000.00 per month. He also agreed to take over debt of the dredge "The Florida Chief" in the approximate amount of $327,000.00. In exchange for a General Release by the Company, Ludlum received some miscellaneous equipment, his former company truck plus any proceeds from the eventual sale of the dredge "TheFlorida Chief".

 On May 2, 2000, Ellicott Machine Corporation International filed suit against the Issuer in Baltimore, Maryland, Case No.
24-C-00-001859 for breach of a lease of a dredge in the amount of $63,549.20 plus interest, costs and attorney fees. In October, 2000, the case was settled for the sum of $18,000.00.

On June 5, 2000, Dredge America, Inc. filed suit against the
Issuer in the 19th Judicial Circuit Martin County, Florida, Case
No. 00-399-CA, alleging breach of a lease agreement for dredge pipe with a claim for damages of approximately $50,000.00. The Issuer has filed a countersuit for fraud and breach of lease agreement and has made a claim for damages in excess of $100,000.00. The case is currently pending.

The listed legal proceedings above were resolved during September of 2001 and ensuing years through Statute of Limitations on unsecured debts.

                            PART II

ITEM 2.  CHANGES IN SECURITIES

During the first fiscal quarter of 2004, new shares of common stock were issued as shown in Part I, Item 1 Changes in Control of Registrant, increasing the total outstanding Class B common stock to 43,332,800.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  1.    Article of Amendment for forward stock
                        split of 2 to 1 shares of capital stock
                  2. 	Article of Amendment for increase in
                        authorization of capital stock
	          3.	Asset Purchase and New Management Agreement
	          4.	Director Resignation
	          5.	Article of Amendment for corporation name
                        change

         (b)      Reports on Form 8-K.

                  1.    None

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VOTE POWER CORPORATION.

Dated: February 1, 2005           By: /s/ Floyd D. Wilkenson
                                  -------------------------------
                                  Floyd D. Wilkenson
                                  Authorized Agent/Sole Director
				                          Appointed by Board of Directors
                                  on March 19, 2004