Form 10QSB
period 2004-06-30
Vote Power CORP
filed 2005-02-02
CIK 1065516

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549


                             Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For The Fiscal Quarter Ended June 30, 2004
                                  Or

[   ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the transition period from __________ to ___________


                   Commission file number:  0-28811


                         VOTE POWER CORPORATION
                         ----------------------
    (Exact Name of Small Business Issuer as specified in its charter)


            FLORIDA                           59-1413673
--------------------------------  -----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)


           10 S.E. Central Parkway, Ste. 225
                    Stuart, Florida                       34994
        ----------------------------------------         --------
        (Address of principal executive offices)        (Zip Code)

                         (772) 283-4490
                    ------------------------=-
                    Issuer's telephone Number

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

As of June 30, 2004 the Company had a total of 43,332,800 shares of Class B Common Stock, par value $.01 per share (the "Common Stock"), outstanding and had no shares of Class A Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]




                                Table of Contents
                                -----------------
PART I - FINANCIAL INFORMATION
                                                                         Page
                                                                         ----
Item 1.  Financial Statements..............................................1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................2

Item 3.  Controls and Procedures...........................................9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................10

Item 2.  Changes in Securities.............................................11

Item 3.  Defaults Upon Senior Securities...................................11

Item 4.  Submission of Matters to a Vote of Security Holders...............11

Item 5.  Other Information.................................................11

Item 6.  Exhibits..........................................................11

Signatures.................................................................12


                           PART I

ITEM 1.  FINANCIAL STATEMENTS

There was no financial activity, either from collections or disbursals, for the years 2002 and 2003. As a result, the filings for 2002, 2003, as well as the current filings, contain no audited financial statements. The Trustee has been unable to find a certified public accountant who would audit the financial records available for the years 2002 and 2003.

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

Based on our information and input the major changes in the quarter ending June 30, 2004 are as indicated by Exhibits and 8K's attached to this Report.

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

On December 1, 2003 the Issuer filed documents with the Secretary of State of Florida, increasing the authorized B common capital stock from 10,000,000 shares to 250,000,000 shares. On December 2, 2003 the Issuer was reinstated once again as an operating company. The 2 for 1 stock split became effective on December 12, 2003. The Depositary Trust Company was notified of the 2 for 1 stock split on December 16, 2003. The total issued and outstanding shares became 7,432,800 shares.

On December 23, 2003, a Letter of Intent was signed indicating the desire of both the Issuer and Vote Power Corp. to consummate an Asset Purchase and New Management Agreement. The assets that would be purchased are the hardware and software programs that constitute the electronic voting system described below. Consideration for this purchase would be the issuance of 30,000,000 shares of Issuer's B common stock to Vote Power Corp. These common shares would be restricted investment stock as defined in Rule 144 of the Securities & Exchange Commission. As additional consideration, the Issuer's Sole Director and Trustee, Mr. Floyd D. Wilkenson, would resign from his position and be replaced by three executives of Vote Power Corp as indicated below.

On February 5, 2004, the shareholders of Vote Power Corp. obtained the rights to 30,000,000 shares of the Issuer's B common stock representing approximately 80% of the B common stock outstanding. The shareholders of Vote Power Corp. obtained their stock from the Issuer in exchange for the Vote Power voting system described in detail below.

Common Stock

                              Total Beneficial       Percentage of
      Beneficial Owner        Ownership (*)          Common Stock
      -----------------       ---------------        -------------
      Security Ownership
      of Management

      Pradeep Sox                11,000,000             29.3%
        CEO
        Director

      Inti Shaikh                10,000,000             26.9%
       Secretary
       Director

      Bob Martyn                  9,000,000             24.0%
       President
       Director
                             ----------------       --------------
      Total Directors and
      Officers as a whole        30,000,000             80.0%

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

On February 5, 2004 the Issuer purchased the Vote Power voting and registration system from Vote Power Corp. through an Asset Purchase and New Management Agreement. The Asset Purchase and New Management Agreement is attached hereto as Exhibit 3. The Company acquired the following assets as well as the name Vote Power Corporation:

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

On February 6, 2004, Vote Power Corporation accepted the resignations of its sole director and trustee, Floyd D. Wilkenson. His resignation letter is attached hereto as Exhibit 5.

Pradeep Sox, Inti Shaikh and Bob Martyn were appointed as the new interim members of the Issuer's Board of Directors to serve until the next annual meeting of the shareholders.

Business Of Vote Power Corp.

The Problem

The United States presidential election of 2000 resulted in the approval of an Election Reform Bill (HAVA - Help America Vote Act) by the U.S. Senate. The bill provides $3.8B of federal funds for the States to upgrade their election support system. The bill also bans the use of legacy punch card voting solutions in the 2004 election. This funding has generated an immense amount of interest by companies seeking to develop a solution to the problem and thereby take a share of the $3.8B market. MIT and CALTECH have conducted a detailed study of the situation and published reports detailing the requirements of the ideal voting software solution. Although several of the software vendors are certified by NASED (National Association of State Election Directors), none of the newly developed solutions are in full compliance with the requirements set forth by the MIT and CALTECH reports. Vote Power Corp. has created a portfolio of electronic voting products to fill this void and provide acceptable alternative voting software.

Market Analysis

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

Management

The Company's management consists of individuals with diverse backgrounds and many years of experience both in government and non-government dealings. One of the Company's board members has developed electronic election solutions for the United States since the 1980s. The names and bios will be inserted in the appropriate report when the relationship is consummated.

Strengths of the System

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

Market Competition

All six products from the Company compete with the best products in the market and can out perform most of the presently used solutions. Prior to the 2000 Presidential Elections, ES&S, Sequoia and Global Systems controlled 80% of the electronic voting market. In 2002, Diebold entered the market by acquiring Global System and within six to eight months won approximately $200M of e- voting contracts. Since the 2000 election Florida problem, some small companies have developed dedicated voting solutions to compete with PowerVote. Only Hart Intercivic has won some counties.

Product Specs

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

Sales Strategy

The marketing divisions of Hewlett Packard, Dell Computer and
IBM will be used to sell the Vote Power system across the United Sates and the world.

ITEM. 3 Controls and Procedures

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                             PART II

ITEM 1. LEGAL PROCEEDINGS

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

On June 5, 2000, Dredge America, Inc. filed suite against the Issuer in the 19th Judicial Circuit Martin County, Florida, Case No. 00-399-CA, alleging breach of a lease agreement for dredge pipe with a claim for damages of approximately $50,000.00. The Issuer has filed a countersuit for fraud and breach of lease agreement and has made a claim for damages in excess of $100,000.00. The case is currently pending.

The listed legal proceedings above were resolved during September of 2001 and ensuing years through Statute of Limitations on unsecured debts.

ITEM 2.  CHANGES IN SECURITIES

During the second fiscal quarter of 2004, no new shares of common stock were issued. During the first fiscal quarter of 2004, new shares of common stock were issued as an exchange of 30,000,000 restricted shares according the SEC 144 Rule for the intellectual property of Vote Power in the form of software and certain developed hardware. 6,000,000 shares were issued for the purpose of private placement for additional capital for the company. The issuer closed the second fiscal quarter with 43,332,800 shares of B common stock outstanding.

ITEM 3. Defaults in Securities

		None.

ITEM 4. Sunbmission of Matters to a Vote of Security Holders

		None.

ITEM 5. Other Information

	None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  1.       None

         (b)      Reports on Form 8-K.

                  1.       Form 8K, dated June 22, 2004

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VOTE POWER CORPORATION


Dated: February 2, 2005           By: /s/ Floyd D. Wilkenson
                                  -------------------------------
                                  Floyd D. Wilkenson
                                  Authorized Agent/Sole Director
				                          Appointed by Board of Directors
                                  on March 19, 2004