Form 10QSB/A
period 2004-06-30
Vote Power CORP
filed 2005-02-10
CIK 1065516

<pre>

             U.S. Securities and Exchange Commission
                      Washington, D.C. 20549


                             Form 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For The Fiscal Quarter Ended June 30, 2004
                                  Or

[   ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the transition period from __________ to ___________


                   Commission file number:  0-28811

                          VOTE POWER CORPORATION
                       -----------------------------
           (Exact Name of registrant as specified in its charter)


          Florida                   0-25853                59-1413673
----------------------------   ------------------------  -----------------
(State or other jurisdiction   (Commission File Number)  (I.R.S. Employer
      of incorporation)                                  Identification No.)

                         17555 Ventura Blvd.
                             Ste# 200
                      Encino, California  91316
               ---------------------------------------
              (Address of principal executive offices)

                           (818) 992-0556
                    -------------------------
                     Issuer's telephone Number

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................1

Item 3.  Controls and Procedures...........................................7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................8

Item 2.  Changes in Securities.............................................8

Item 3.  Defaults Upon Senior Securities...................................8

Item 4.  Submission of Matters to a Vote of Security Holders...............8

Item 5.  Other Information.................................................8

Item 6.  Exhibits..........................................................8

Signatures.................................................................9


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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included elsewhere in this report. This report contains forward-looking statements, including statements concerning future conditions in the computer voting and anti-virus industry, and concerning our future business, financial condition, operating strategies, and operational and legal risks. We use words like "believe," "expect," "may," "will," "could," "estimate," "continue," "anticipate," "intend," "future," "plan" or variations of those terms and other similar expressions, including their use in the negative, to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as to our expectations as of the date of this report. These forward-looking statements are subject to a number of risks and uncertainties, including those identified under "Risk Factors" of our most recent registration statement on Form SB-2. Although we believe that the expectations reflected in these forward-looking statements are reasonable, actual industry conditions, and actual conditions and results in our business, could differ materially from those expressed in these forward-looking statements. In addition, none of the events anticipated in the forward-looking statements may actually occur. Any of these different outcomes could cause the price of our common stock to decline substantially. Except as required by law, we undertake no duty to update any forward-looking statement after the date of this report, either to conform any statement to reflect actual results or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

RESULTS OF OPERATIONS

From June 30, 2000 to the end of the first quarter of 2004, we were a dormant company with no operations, no income and no expenses. We did however maintain its OTC Bulletin Board listing.

In September 2003, a consultant to Vote Power Corp. contacted the Issuer and exploratory talks commenced towards creating a business relationship between the two entities. Initial discussions became negotiations that progressed in a positive manner. In order to facilitate the creation of the business relationship, a special meeting of the Issuer's Board of Directors, chaired by James K. Schwarz, Chairman and Chief Executive Officer, was convened on November 22, 2003. A general meeting of our shareholders followed the Board of Directors meeting. By a majority vote in favor, our shareholders authorized a 2 for 1 stock split of its B common stock, an increase in the number of common B stock authorized from 10,000,000 to 250,000,000 shares and the appointment of Floyd D. Wilkenson as our Sole Director and Trustee. All prior members of management and the board of directors submitted resignations which were accepted by Mr. Wilkenson.

On December 1, 2003 we filed documents with the Secretary of State of Florida, increasing the authorized B common capital stock from 10,000,000 shares to 250,000,000 shares. On December 2, 2003 we were reinstated once again as an operating company. The 2 for 1 stock split became effective on December 12, 2003. The Depositary Trust Company was notified of the 2 for 1 stock split on December 16, 2003. The total issued and outstanding shares became 7,432,800 shares.

On December 23, 2003, a Letter of Intent was signed indicating the desire of both the Company and Vote Power Corp. to consummate an Asset Purchase and New Management Agreement. The assets that would be purchased are the hardware and software programs that constitute the electronic voting system described below. Consideration for this purchase would be the issuance of 30,000,000 shares of Issuer's B common stock to Vote Power Corp. These common shares would be restricted investment stock as defined in Rule 144 of the Securities & Exchange Commission. As additional consideration, our Sole Director and Trustee, Mr. Floyd D. Wilkenson, would resign from his position and be replaced by three executives of Vote Power Corp as indicated below.

On February 5, 2004, the shareholders of Vote Power Corp. obtained the rights to 30,000,000 shares of the Issuer's B common stock representing approximately 80% of the B common stock outstanding. The shareholders of Vote Power Corp. obtained their stock from the Company in exchange for the Vote Power voting system described in detail below.

Common Stock

                              Total Beneficial       Percentage of
      Beneficial Owner        Ownership (*)          Common Stock
      -----------------       ---------------        -------------
      Security Ownership
      of Management

       Inti Shaikh                21,000,000            56.2%
       Secretary & Treasurer
       Director

      Bob Martyn                  9,000,000             24.0%
       President
       Director
                             ----------------       --------------
      Total Directors and
      Officers as a whole        30,000,000             80.2%

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

On February 5, 2004 we purchased the Vote Power voting and registration system from Vote Power Corp. through an Asset Purchase and New Management Agreement. The Company acquired the following assets as well as the name Vote Power
Corporation:

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

We filed documents with the Secretary of State of Florida that changed its name from Ludlum Construction Company, Inc. to Vote Power Corporation. The effective date of the name change is March 20, 2004. In an attempt to correct financial difficulties, an amendment was filed with the Florida Secretary of State on January 25, 2001 by the former management for Ludlum to do business as PayDirt USA, Inc.

On February 6, 2004, Vote Power Corporation accepted the resignations of its sole director and trustee, Floyd D. Wilkenson.

Inti Shaikh and Bob Martyn were appointed as the interim members of the Issuer's Board of Directors to serve until the next annual meeting of the shareholders.

Business Of Vote Power Corp.

The Problem

The United States presidential election of 2000 resulted in the approval of an Election Reform Bill (HAVA - Help America Vote Act) by the United States Senate. The bill provides $3.8 billion of federal funds for the States to upgrade their election support system. The bill also bans the use of legacy punch card voting solutions in the 2004 election. This funding has generated an immense amount of interest by companies seeking to develop a solution to the problem and thereby take a share of the $3.8 billion market. MIT and CALTECH have conducted a detailed study of the situation and published reports detailing the requirements of the ideal voting software solution. Although several of the software vendors are certified by NASED (National Association of State Election Directors), none of the newly developed solutions are in full compliance with the requirements set forth by the MIT and CALTECH reports. Vote Power Corp. has created a portfolio of electronic voting products to fill this void and provide acceptable alternative voting software.

Market Analysis

Since the 2000 presidential election, there are 3126 counties in 50 states requiring an updated solution to their voting problems. Georgia is the only state where a statewide upgrade has been performed in all its 159 counties. However, Georgia is still looking for a statewide voter registration solution. Apart from the behemoth United States market, the worldwide e-voting market size is estimated to be about $10 billion.

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

Market Competition

All six products from the Company compete with the best products in the market and can out perform most of the presently used solutions. Prior to the 2000 Presidential Elections, ES&S, Sequoia and Global Systems controlled 80% of the electronic voting market. In 2002, Diebold entered the market by acquiring Global System and within six to eight months won approximately $200 million of e-voting contracts. Since the 2000 election Florida problem, some small companies have developed dedicated voting solutions to compete with PowerVote. Only Hart Intercivic has won some counties.

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

ITEM. 3 Controls and Procedures

Our President and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations as of September 30, 2004 (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

		None.

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

The issuances of our securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were sophisticated and had sufficient access to the kind of information registration would provide, including our most recent Annual Report on Form 10-KSB and our most recent Quarterly Report on Form 10-QSB.

  Dividend Policy

We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law; We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3. Defaults in Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders


During the quarter ended June 30, 2004, no matters were submitted to a vote of the holders of our securities.

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

                                  VOTE POWER CORPORATION


Dated: February 8, 2005           By: /s/ Bob Martyn
                                  -------------------------------
                                  Bob Martyn
                                  President and Director


Dated: February 8, 2005           By: /s/ Inti Shaikh
                                  -------------------------------
                                  Inti Shaikh
                                  Secretary & Treasurer

                           Exhibits Filed with this Report

Exhibit No. Description
----------- -------------------------------------------------------------------
31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002