Form 10QSB
period 2004-09-30
Vote Power CORP
filed 2005-02-14
CIK 1065516

<pre>
               U.S. Securities and Exchange Commission
                          Washington, D.C. 20549


                              Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For The Fiscal Quarter Ended September 30, 2004
                                  Or

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

As of February 11, 2005, the Company had a total of 43,332,800 shares of Class B Common Stock, par value $.01 per share (the "Common Stock"), outstanding and had no shares of Class A Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]


                                Table of Contents
                                -----------------
PART I - FINANCIAL INFORMATION
                                                                         Page
                                                                         ----
Item 1.  Financial Statements.............................................F-1

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

Item 4.  Submission of Matters to a Vote of Security Holders...............8

Item 5.  Other Information.................................................8

Item 6.  Exhibits..........................................................8

Signatures.................................................................9

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                        VOTE POWER CORP.
                        BALANCE SHEETS


                                      Sept. 30, 2004
                                      --------------
               ASSETS

CURRENT ASSETS
   Cash and cash equivalents          $          272
                                      --------------
                                                 272

PROPERTY AND EQUIPMENT
   Office equipment                           10,109
   Software development                       45,000
                                      --------------
                                      $       55,109
                                      --------------
   Total assets                       $       55,109

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of notes payable   $      450,000
   Other Current Liabilities          $      225,000
                                      --------------
    Total Current Liabilities         $      675,000

                                      --------------
TOTAL LIABILITIES                     $      675,000


STOCKHOLDERS' EQUITY

   Common stock, Class A, $.01 par value,
      1 share authorized, none issued and
      outstanding in 2004

   Common stock, Class B, $.01 par value,
   250,000,000 shares authorized,
   43,322,800 issued and outstanding         434,220

   Additional paid in capital                972,830

     Deficit accumulated during the
      development stage                   (2,026,941)
                                      --------------
   Total Shareholders deficit               (619,891)
                                      --------------

Total liabilities and stockholders'
equity                                $       55,109
                                      ==============

The accompanying notes and accountant's report should be read with these financial statements.

                              VOTE POWER CORP.
                          STATEMENTS OF OPERATIONS


                                      Sept. 30, 2004
                                      ---------------
Income                                $         2,500


General and administrative expenses            22,750
                                      ---------------
        Income (loss) from operations $       (20,250)

Other Expenses
  Consulting Services                 $        50,000
  Acquisition Of Vote Power System    $       360,000
                                      ---------------
         Total Other Expenses         $       410,000
                                      ---------------
Net Loss                              $      (430,250)
                                      ===============
Basic and diluted earnings (loss)
 per share:
   Net income (loss) per share              ($.01)
                                      ================

The accompanying notes and accountant's report should be read with these financial statements.

VOTE POWER CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

Ludlum Construction Co., Inc., a Florida corporation, was founded and incorporated in 1976 by Noah Ludlum. Ludlum was a dredging and land excavating contractor providing dredging services for navigable waterways, lake construction and marinas. It also provided excavation and development relating to construction of golf courses and land subdivisions. Its offices were in Martin County, Florida.

In April 1998, Noah Ludlum resigned as president, turning management over to James Schwarz, who has been employed by the Ludlum since its inception.

In March 1998, Ludlum conducted a private offering under Rule 504 Of Regulation D of the Securities Exchange Act of 1934. On September 18, 1998 Ludlum was approved by the National Association of Securities Dealers (NASD) for listing on the OTC Bulletin Board with the symbol LDLMB.

In fiscal year 2000, Ludlum experienced cost overruns on two jobs. The excessive costs, difficulty in dredging at the St. Lucie County Landfill, and significant underbidding of the job caused a loss of approximately $240,000 to be recorded on this job. It was finished with an additional loss of $240,000. Ambiguities and disputes as to the amount of fill removed in the Andros Isle contract caused Ludlum to write off $150,000.00 on that contract.

Because it was not awarded several key contracts on which it had bid, Ludlum was unable to continue funding its day to day operations and its debt service requirements. On September 11, 2001, Ludlum was forced to cease all operations because a group of secured creditors filed suit to repossess Ludlum's heavy equipment on which it had a lien. Ludlum's management tried unsuccessfully to arrange bank financing in the amount of $1,200,000 to refinance the company. The few remaining accounts receivable became uncollectible and were written off. In an attempt to reach an agreement, negotiations with Ludlum's bankers continued to no avail.

From June 30, 2000 to the end of the first quarter of 2004, Ludlum was a dormant company with no operations, no income and no expenses. It did however maintain its OTC Bulletin Board listing (Pink Sheets).

VOTE POWER CORP.(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (continued)

In September 2003, a consultant to VotePower Corp. contacted Ludlum and exploratory talks commenced towards creating a business relationship between the two entities. Initial discussions became negotiations that progressed in a positive manner. In order to facilitate the creation of the business relationship, a special meeting of Ludlum's Board of Directors, chaired by James K. Schwarz, Chairman and Chief Executive Officer, was convened on November 22, 2003. A general meeting of Ludlum's shareholders followed the Board of Directors meeting. By a majority vote in favor, Ludlum's shareholders authorized a 2 for 1 stock split of its B common stock, an increase in the number of common B stock authorized from 10,000,000 to 250,000,000 shares and the appointment of Floyd D. Wilkenson as Ludlum's Sole Director and Trustee. All prior members of management and the board of directors submitted resignations which were accepted by Mr. Wilkenson.

On December 1, 2003, Ludlum filed documents with the Secretary of State of Florida, increasing the authorized capital stock from 10,000,000 shares to 250,000,000 shares. On December 2, 2003, Ludlum was reinstated once again as an operating company. The 2 for 1 stock split became effective on December 12, 2003. The Depositary Trust Company was notified of the 2 for 1 stock split on December 16, 2003. The total issued and outstanding shares became 7,432,800 shares.

On December 23, 2003, a Letter of Intent was signed indicating the desire of both Ludlum and Vote Power Corp. to consummate an Asset Purchase and New Management Agreement. The assets that would be purchased are the hardware and software programs that constitute the electronic voting system described below. Consideration for this purchase would be the issuance of 30,000,000 shares of Issuer's B common stock to Vote Power Corp. This common stock would be restricted investment stock as defined in Rule 144 of the Securities & Exchange Commission. As additional consideration, Ludlum's Sole Director and Trustee, Mr. Floyd D. Wilkenson, would resign from his position and be replaced by three executives of Vote Power Corp.

VOTE POWER CORP.(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (continued)

2.  BASIS OF PRESENTATION

The accompanying unaudited financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the above accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended September, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004 and 2005.

VOTE POWER CORP.(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (continued)

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September, 2004, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2,026,941 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage activities

There were no financial activity, either from collections or disbursals, for the years 2002 and 2003. As a result, the filings for 2002, 2003, as well as the current filings, contain no audited financial statements. The Trustee has been unable to find a certified public accountant who would audit the financial records available for the years 2002 and 2003.

All of the Company's operating results and cash flows reported in the accompanying financial statements from its inception are considered to be those related to development stage activities and represent the 'cumulative from inception' amounts from its development stage activities required to be reported pursuant to Statements of Financial Accounting Standards (SFAS) No. 7, Development Stage Enterprises.

VOTE POWER CORP.(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (continued)

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

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

In September 2003, a consultant to Vote Power Corp. contacted us and exploratory talks commenced towards creating a business relationship between the two entities. Initial discussions became negotiations that progressed in a positive manner. In order to facilitate the creation of the business relationship, a special meeting of our Board of Directors, chaired by James K. Schwarz, Chairman and Chief Executive Officer, was convened on November 22, 2003. A general meeting of our shareholders followed the Board of Directors meeting. By a majority vote in favor, our shareholders authorized a 2 for 1 stock split of its B common stock, an increase in the number of common B stock authorized from 10,000,000 to 250,000,000 shares and the appointment of Floyd
D. Wilkenson as our Sole Director and Trustee. All prior members of management and the board of directors submitted resignations which were accepted by Mr. Wilkenson.

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

On December 23, 2003, a Letter of Intent was signed indicating the desire of both Ludlum and Vote Power Corp. to consummate an Asset Purchase and New Management Agreement. The assets that would be purchased are the hardware and software programs that constitute the electronic voting system described below. Consideration for this purchase would be the issuance of 30,000,000 shares of Issuer's B common stock to Vote Power Corp. These common shares would be restricted investment stock as defined in Rule 144 of the Securities & Exchange Commission. As additional consideration, our Sole Director and Trustee, Mr. Floyd D. Wilkenson, would resign from his position and be replaced by three executives of Vote Power Corp as indicated below.

On February 5, 2004, the shareholders of Vote Power Corp. obtained the rights to 30,000,000 shares of our B common stock representing approximately 80% of the B common stock outstanding.

                      Business Of Vote Power Corp.
Power Concept

United States represents the strongest democracy in the world. The strength of its democracy flourishes in a free and fair election process. The nation offers an election process in which the founding fathers of the nation sowed the seeds of democracy. The United States election process is not only the strongest pillar for its democracy, but also the showcase for the democracies of the world to derive inspiration from.

Year 2000 election debacle resulted in a speedy approval of an Election Reform Bill (HAVA - Help America Vote Act) by the United States Senate. The HAVA Act has initially approved and provided for $3.86 billion federal funding for the 50 States to upgrade their election support systems. The bill also bans the use of legacy 'Punch Card' voting solutions in future elections.

Power Challenge

Following the approval of the HAVA Act, the United States Department of Election Services ("US DES") initiated a $120 million project in conjunction with MIT and CalTech to develop the requirements and standards for the vendors who wish to participate in creating the electronic voting software. These requirements and standards are in addition to the certification requirements mandated by the National Association of State Election Directors ("NASED").

Although several of the software vendors are certified by NASED at the present time, none of the newly developed solutions are in full compliance with the requirements set forth by the MIT and CALTECH reports and standards.

Power Opportunity

There are 3126 counties in 50 United States requiring the HAVA and NASED approved solution. Georgia is the only state where a state-wide upgrade had been implemented in its 159 counties. However, due to the securities vulnerabilities in the vendor's software solution, even the State of Georgia will still have to start the process over again. This means that all of the 50 States will have to implement the new and improved solution over coming months.

Based on the consensus of the Secretaries of States of the 50 states, the minimum electronic voting market size is about $5 billion.

Apart from the behemoth United States market, the worldwide e-voting market size is estimated to be about $ 40 billion over the next 10 years.

Vote Power Solution

In order to capitalize on the immense opportunity and to fill the gap of having no MIT compliant voting software in the market, Vote Power is launching a portfolio of electronic voting software products this year. These products, upon completion, will be in complete compliance of the MIT and CalTech requirements as well as certifiable by the NASED standards. The security, scalability, availability, and usability of the products under development from Vote Power will be superior to any other certified or non-certified solution in the market today.

Vote Power's has created software to address an election official's need to meet the documentation guidelines imposed by HAVA (Help America Vote Act) while empowering the citizen by offering the most secure voting platform. The goal is to make Vote Power the industry standard for HAVA compliant voting software. Vote Power will create user friendly, secure, and scalable software, update it frequently with the latest changes in HAVA regulations, and use the latest processing technology. Vote Power will serve the state and county election officials in a variety of practice settings and will offer ongoing education, training, and product support.

Vote Power Products

     o Voter Registration (PowerReg) - A massive relational database that holds identification of each voter

     o ABS (Absentee Ballot Solution) (PowerScan) - Helps a voter to vote remotely or as an absentee voter

     o DRE (Direct Recording Equipment Solution) (PowerVote) - The equipment used to cast the ballots at various polling sites. The equipment will also be ADA (American Disabilities Act) compliant.

     o EMS (Election Management System) (PowerManage) - Software package that is created to manage electronic voting

     o Election Deployment (PowerCenter) - Managing the Election Day by the minute; a proactive tool for trouble free Election Day

     o Election Reporting (PowerReport) - A tool for collecting and reporting the results to the public/network (Provisional and final tally)

Completion of all six software packages is not necessary to secure contracts and begin sales of the product. To stimulate interest, conserve funds and begin sales of the product, the DRE demo (touch screen voting solution) will be completed first. CyberThink, one of the premier providers of IT services and resources in the United States, will assist in the software development. The cost of all six software packages, certification, training, marketing, and operating expenses are estimated to be $2 million.

Electronic Voting Lifecycle

General Overview

In the United States, the election process life cycle is comprised of several key steps as outlined in brief below.

    o Registering to vote - a voter must be registered with the county/state officials before he/she is allowed to vote.

    o Casting ballots as an absentee ballot - off site or remote casting of ballots (by mail).

    o Touch screen equipment to select the candidate and cast the ballot - The voter actually selects the candidate of his/her choice and casts the ballot through this touch screen machine (DRE).

    o Counting and tallying the cast ballots - after the voter has cast his/her ballot; this process actually verifies the legitimacy and counts the cast ballot as a vote.

    o Relaying and delivering the reports - the process in which the results of the elections are broadcast to the network television and other news agencies.

Special Note About Voter Registration Database Reforms

Up until the passing of the HAVA Act, each county was responsible for registering its voters on a per-county basis. The county level voter registration system left huge holes in the system whereby a voter could potentially vote multiple times by moving from county to county on the Election Day. To overcome this deficiency, the HAVA Act mandates that the voter registration must be managed at the state level. While the state-level voter registration does address the deficiencies left by the county-level registration, it is a major avenue of opportunity for Vote Power.

Every county of each state in the United States has to merge its database with the eventual state database, which will be centralized and managed from one single location. If this step is not performed correctly, the subsequent voting lifecycle steps cannot be performed, or will be performed on a flawed and inaccurate original data - 'garbage in, garbage out' scenario!

Vote Power has industry leading experts who help the state and county officials on other critical database design and management, thus we are slated to capture on their trusted advisory positions to bring business to Vote Power on the voter registration databases.

Item 3.  Controls and Procedures

Our President and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  None.

ITEM 2.  CHANGES IN SECURITIES

During the second fiscal quarter of 2004, no new shares of common stock were issued. During the first fiscal quarter of 2004, new shares of common stock were issued as an exchange of 30,000,000 restricted shares according the SEC 144 Rule for the intellectual property of Vote Power in the form of software and certain developed hardware. 6,000,000 shares were issued for the purpose of private placement for additional capital for the company. We currently have 43,332,800 shares of B common stock outstanding.

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

ITEM 3. Defaults in Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2004, no matters were submitted to a vote of the holders of our securities.

ITEM 5. Other Information

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  1.       None

         (b)      Reports on Form 8-K.

                  1.       Form 8K, dated June 22, 2004

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ludlum has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VOTE POWER CORPORATION


Dated: February 11, 2005           By: /s/ Bob Martyn
                                  -------------------------------
                                  Bob Martyn
                                  President and Director


Dated: February 11, 2005           By: /s/ Inti Shaikh
                                  -------------------------------
                                  Inti Shaikh
                                  Secretary & Treasurer

                           Exhibits Filed with this Report

Exhibit No. Description
----------- -------------------------------------------------------------------
31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 - President

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002