Form 10KSB
period 2004-12-31
Vote Power CORP
filed 2005-04-22
CIK 1065516

<pre>
===============================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2004     OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

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


                                (818) 787-6447
                          -------------------------
                          Issuer's telephone Number

         Securities registered under Section 12(b) of the Exchange Act:
          Title of each class      Name of each exchange on which registered
                None                                   None
___________________

Check whether  the issuer  (1) filed  all reports  required to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The Company's revenue for the twelve months ended December 31, 2004 was $0.

As of April 22, 2005, the Company had a total of 70,293,800 shares of Class
B Common Stock, par value $.01 per share (the "Common Stock"), outstanding and had no shares of Class A Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):YES |  | NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: None.

===========================================================================

                             PART I

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements, including among others:

o       our product development activities;

o our business strategy for establishing a presence in the pallet market;

o anticipated trends in our financial condition and results of operations;

o the impact of the continuing threat of terrorism and the responses to such threat by military, government, business and the public; and

o our ability to distinguish ourselves from our current and future competitors.

You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Description of Business," as well as captions elsewhere in this report. A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under "Risk Factors" and "Description of Business."

These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS.

From June 30, 2000 to the end of the first quarter of 2004, Vote Power Corporation formerly Ludlum Construction Co., Inc., a Florida corporation, (the "Company") was a dormant company with no operations, no income and no expenses. It did however maintain its OTC Bulletin Board listing (Pink Sheets).

B. Business

Overview

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

Power Edge Consulting ("PEC")

The company has acquired a leading edge in Microsoft Systems Management Server technology by providing customers with the resources capable of developing strategic, tactical and technical solutions for the implementation of SMS solutions. PEC provides both informal coaching and more structured consulting assistance.

PEC continues to demonstrate to our clients our commitment to working with them in delivering their business and technical solutions. The solutions that we have delivered have included integration of off-the-shelf packages with customized application software. We have a wealth of project planning, management knowledge and experience.

Given the experience and characteristic seniority of PEC consultants, PEC provides the following skills and expertise:

		o Project Management and Implementation Planning
		o Training Strategy and Planning
		o Communications Planning and Delivery
		o Change Control Management
		o Strategic Information Technology Planning
		o Proposal Development
		o Database Design, Development and Administration
		o Systems Standards and Procedures Development
		o Functional Specifications Development
		o Internet/Intranet Site Design and Development
		o GUI Systems Design and Coaching
		o Applications Development
		o Quality Assurance Integration & Systems Testing
		o Technical Writing and Documentation Management
		o Designing, Developing and Writing Training Materials

Power Edge Consulting specializes in State-Of-The-Art Solutions, Enterprise-Wide Application Integration, Distributed Computing, Business Intelligence and Web-based Applications.

1.  Customized software solutions:

    o Systems Management Server support
    o Scripting and repacking of the off the shelf applications and "home-grown" applications with SMS Installer and Wise Install technology
    o Altiris deployment server support
    o NetIQ AppManager server support
    o Applications Integration
    o Component Based Development
    o Data Warehousing
    o Web Application Development

2.  Network Solutions and Technical Support Expertise

3.  Client-Server Development

We have recognized specialists in client/server tools such as Visual Basic and PowerBuilder, with an established reputation for innovation, leadership and results. Strengthened by the support of our PEC product partnerships, we have built many mission-critical client/server solutions aimed to protect corporations from virus (anti-virus products) and spam (anti-spam products).

PEC consultants have expertise in the tools used at every stage of the development process. Beginning with CASE tools such as PowerDesigner and Oracle Designer, our consultants can then implement using languages such as PowerBuilder and Visual Basic connecting to the most common RDBMS' such as Oracle, Sybase, SQL Server, DB/2 and MS Access.

With many Microsoft Certified Engineers (MSE) and Certified PowerBuilder Developers (CPD) available to help you, PEC can deliver new client/server applications, as well as convert existing c/s applications to a web-enabled infrastructure.

Network Administration

Today's enterprise IT is a conglomerate of devices. It is a true 'homogenous' environment.

Now that users have the freedom to choose the devices and applications with which to connect to the Internet, it is becoming increasingly important to build networks that support open interfaces, open protocols, open standards. PEC consultants will help ensure that you are able to leverage your investments in networking over many years and that your applications remain interoperable. They will design appropriate network infrastructures and assist with implementation of the web servers, firewalls and application servers required to build a web-based network infrastructure.

PEC's certified networking specialists have the product knowledge to design, refine, and tune virtually any network. From a small office LAN to an international corporate private network over the Internet is what our specialists specialize in. We have specialists trained in UNIX, Windows NT, Novell NetWare, BANYAN Vines, and various communications protocols such as X.25, X.400, X.435, X.500, SNA and TCP/IP.

Project Management

Successful projects don't just happen. It takes hard work by committed, disciplined skilled people to ensure that projects are in scope, on time, and within budget. Today there are considerable pressures to do more with less - less money, less people, less time. Ensuring that projects are properly managed offers a significant opportunity to respond to these pressures, both by increasing productivity and enhancing the quality of the result.

At PEC, we know how important it is to get a job done quickly, completely, and cost-effectively. Our certified Project Managers have the experience, tools and knowledge to deliver projects to the total satisfaction of our clients. Many are recognized specialists in their fields. All have at least 10 years experience directing projects and possess the business and analytical skills to handle complex situations. Each has a proven delivery record and is single-mindedly focused on achieving quality results on time and within budget.

PEC's Project Management professionals have managed and helped customers implement projects up to several million dollars in size. Our Certified Project Managers can help you achieve project success through realistic project planning, change control, effective management, and communication with the project team, users, and third-party software vendors. Our disciplined, committed professionals work with proven, practical methods and tools to help deliver your projects more successfully.

Quality Assurance

PEC's team of senior Quality Assurance specialists can develop rigorous system and application testing procedures for all of your projects, whether in development or in production. Our QA professionals have developed and executed test plans, strategies, procedures and cases, and have managed the efforts of large test teams. They have extensive software testing experience, ranging from Windows-based client/server applications to testing and evaluating new software testing facilities. They are familiar with automated testing tools such as SQA Team Test.

Count on our qualified testing specialists to assist you with:

    o Test plan development
    o Test bed configuration and management
    o Test data generation
    o Test scripting, execution, and results analysis
    o Selection and implementation of automated testing software
    o On-site or classroom training of QA techniques and tools

PEC QA specialists are able to train your staff on the development, proper use and implementation of testing techniques. This training is of interest to software developers, test/QA engineers, and technical managers.

PEC's testing experts bring discipline, experience, and expert knowledge of top industry tools to design, automate, and execute test cases that validate an application's functionality during development and on an ongoing basis. Early detection of problems results in a less expensive development project and higher quality results upon completion. We can help you achieve higher process maturity levels through a well-defined and optimized quality management process.

Technical Architecture

As organizations move from client-server deployments to an n-tiered architecture approach, it becomes increasingly important to understand how the various components interact with each other, and how changes impact overall system performance and stability. Advanced architectures provide many opportunities for both optimization and the ease with which inevitable system changes can be made over time. Technical architects are often called upon to do system configuration and make recommendations for load balancing, performance and scalability improvements, capacity planning, clustering, user data aggregation, connection management, data and request caching, and fine tuning operating system parameters.

Many organizations today are grappling with issues related to the scalability of their e-business web sites. For existing environments, the first step is to identify all components and how they relate to each other, as well as understanding what can and cannot be changed. Transaction types and volumes are very important. The workload may vary considerably over time, and there may be bursts of activity during peak hours. A well-planned system can cope with bursts without system failure. Studies show that most organizations underestimate volumes, so it pays to have some spare capacity in case the traffic quickly outpaces projections!

Our technical architects will provide your application with the optimal configuration for:

    o web servers
    o application servers
    o the network
    o directory and security servers
    o firewalls
    o interfaces to legacy systems and other applications
    o database servers

Technical Writing

PEC's technical writers have advanced skills in producing effective on-line and hard copy user and system documentation that will get your organization leveraging any new application. Working in tandem with your project team, our documentation specialists are an effective interface between the system development group and the user community. Their services include:

    o Technical writing
    o Training plan creation
    o Designing system and user documentation
    o Policy and procedure writing
    o User training
    o Computer based training design and development
    o Web-based training design and development

Our technical writers can produce content for multiple media and outputs such as hard copy, web pages, CD ROM and Help files. Using content management software or an XML publishing system, we can ensure that your content is authored once only and re-purposed for multiple outputs without undue costs.

For creating PC-based on-line help, our technical writing professionals make extensive use of tools such as WinHelp Office 95 (RoboHelp) and Doc-to-Help. We also have expertise in XML authoring software such as SoftQuad's XMetal for multi-purposed content. For graphics and color, count on one of our multimedia specialists to add some visual excitement.

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

Employees

The Company currently has five (5) employees and/or officers and one part-time employees and/or officers. These employees are experienced in software design and deployment. These employees are involved in executive, corporate administration, operations and sales and marketing functions. We also use the services of outside consultants and experts on many of our projects to help reduce costs. Additional staffing will occur on an as-needed basis, dictated by the sales volume achieved.

Item 2. Description of Property

The Company leases corporate office space. The Company's principal executive office address is 17555 Ventura Blvd. Suite 200, Encino, California 91316. Management considers the Company's current principal office space arrangement adequate until such time as the Company consolidates its office and warehouse space as it achieves its business plan goals.

Item 3.   Legal Proceedings

There are no legal proceedings filed, or to the Company's knowledge, threatened against the Company that the Company believes would have, individually or in the aggregate, a material adverse effect upon its financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

A general meeting of the Company's shareholders followed the Board of Directors meeting. By a majority vote in favor, the Company's shareholders authorized a 2 for 1 stock split of its B common stock, an increase in the number of common B stock authorized from 10,000,000 to 250,000,000 shares and the appointment of Floyd D. Wilkenson as the Company's Sole Director and Trustee. All prior members of management and the board of directors submitted resignations which were accepted by Mr. Wilkenson.

The date for the Annual Stockholders meeting for 2005 has not been set.

                            PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The following table shows the high and low closing bid prices of our common stock for the periods presented, as obtained from Pink Sheets LLC, a research service that compiles quote information reported on the
National  Association  of  Securities  Dealers  composite  feed  or   other
qualified inter-dealer quotation medium. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. Our common stock trades on the OTC Bulletin Board(R)(Pink Sheets)under the symbol "VPWR".

                                                         Price Range
                                                        High     Low
                                                      ------- ------
    Year Ended December 31, 2003:
        First Quarter                               $  0.01  $ 0.01
        Second Quarter                                 0.01    0.01
        Third Quarter                                  0.01    0.01
        Fourth Quarter                                 0.01    0.01

                                                        Price Range
                                                       High     Low
                                                      ------- ------
    Year Ended December 31, 2004:
        First Quarter                               $   0.01  $ 0.01
        Second Quarter                                  0.20    0.03
        Third Quarter                                   0.30    0.02
        Fourth Quarter                                  0.25    0.02

As of April 22, 2005, we had 70,293,800 shares of common stock outstanding and held of record by approximately xxx shareholders, and the high and low sale prices of a share of our common stock on the OTC Bulletin Board(R) on that date were $.34 and $.20, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners.

We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, and the terms of our secured convertible debentures. We currently anticipate that we will retain any earnings for use in the continued development of our business.

Our authorized capital stock consists of 250,000,000 shares of common stock, no par value per share.

The following is a summary description of our capital stock.

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Mezzanine Finance & Transfer Corp.
10 S.E. Central Parkway, Ste. 225
Stuart, Florida 34994
Telephone number:(772) 283-4490.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes and the information included under the caption "Risk Factors" included elsewhere in this document. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. See "Special Note Regarding Forward-Looking Statements" for further information regarding forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of a number of factors, many of which are beyond our control, including those factors discussed under "Risk Factors" and other headings in this document, which could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

The Company is in the business to develop, produce, market and sell voting and internet security software to various unrelated entities located throughout the United States, Canada and South America. The Company subcontracts for the manufacture of its hardware on a competitive bid basis. These manufacturers are selected on the basis of their equipment and manufacturing capabilities. The Company supplies the software to run the computer hardware and voting machines for each specific application.

Since its inception, the Company has been principally involved in research and development of its products and the development of markets for its products. Until the first quarter of 2005, the Company had no substantial operations or substantial assets and was considered to be in the development stage.

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our financial statements, which have been prepared using accounting principles generally accepted in the United States of America. The preparation of our financial statements requires  management  to make  estimates  and  assumptions that affect  the reported  amounts  of revenue  and  expenses,  and  assets and liabilities,
during  the  periods  reported.   Estimates  are  used   when accounting  for
certain  items   such  as   depreciation,  likelihood  of realization of
certain assets, employee compensation programs and valuation of intangible assets. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. We have based our financial statements on the assumption of our operations continuing as a going concern. As a result, we continue to depreciate fixed assets and show certain debts as long-term. We have written-off the value of technology in prior periods because the realization of that value was doubtful. Our compensation of consultants and employees with our capital stock is recorded at estimated market value. The volatile nature of the price of our common stock causes wide disparities in certain valuations.

        Results of Operations for the Year Ended December 31, 2004

From June 30, 2000 to the end of the first quarter of 2004, we were a dormant company with no operations, no income and no expenses. It did however maintain its OTC Bulletin Board listing.

Revenues for the years ended December 31, 2004 and December 31, 2003 were $0. Total Operating expenses was $22,750 for the year 2004.

Net loss for the year 2004 was $21,732 for the year 2004.

        Liquidity and Capital Resources

As of December 31, 2004, we had a working capital deficit of approximately $69,319. As of that date, we had approximately $1,018 in cash and cash equivalents. We had current liabilities of approximately $125,000.

Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

As indicated above, our consolidated financial statements as of and for the year 2004 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have been, and currently are, working toward identifying and obtaining new
sources  of   financing.  Deteriorating   global  economic conditions may cause
prolonged declines in investor confidence in and accessibility to capital markets. Further, our current secured convertible debenture financing documents contain notice and right of first refusal provisions and the grant of a security interest in substantially all of our assets in favor of the convertible debenture investors, all of which provisions will restrict our
ability  to  obtain  debt  and/or   equity financing.

Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product development. Accordingly, the inability to obtain such financing could adversely affect our ability to fund our continued operations and our product.

We are completing a significant marketing effort with the goal to generate revenues from our business activities.

                             Risk Factors

An investment in our common stock involves a high degree of risk. In addition to the other information in this document, you should carefully consider the following risk factors before deciding to invest in shares of our common stock. If any of the following risks actually occurs, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

        We have no history of significant revenues, have incurred losses, could have continued losses and may never achieve profitably. If we continue to incur losses, we may have to curtail our operations, which may prevent us from voting software and machines as well as internet security software.

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2004, we had an accumulated deficit of approximately $2,026,941. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our products.

Our losses have resulted principally from costs incurred in connection with the development of our software and from costs associated with our marketing and administrative activities. We expect our operating expenses to dramatically increase as a result of the planned licensing of our software and sale of voting machine equipment and the ancillary revenues associated with the service, training and installation of our products. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

        Without additional financing, we may be unable  to
        achieve the  objectives  of our  current business
        strategy,  which could  force us  to delay,
        curtail  or  eliminate   our  product  development
        programs.

If we are unable to obtain this financing, we could be forced to delay, curtail or eliminate certain product development programs. In addition, our inability to obtain financing could have such a material adverse effect on our business, prospects, results of operations or financial condition, that we may be forced to restructure, file for bankruptcy, sell assets or cease operations entirely, any of which could jeopardize an investment in our common stock.

        We need and may be unable to obtain additional financing on satisfactory terms, which may require us to accept financing on burdensome terms that may cause substantial dilution to our shareholders and impose onerous financial restrictions on our business.

We require additional financing. Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. This financing may also dilute existing shareholders' equity. Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any then-existing sources of financing and our ability to secure new sources of financing may be impaired.

        Many companies with greater resources and operating experience are developing voting and computer security software similar to that of ours. These companies could successfully compete with us and negatively affect our business and our opportunity to achieve profitability.

We have significant competition and although we believe that our voting software and equipment are competitive in the marketplace, we cannot assure you that these or other companies with greater experience and greater resources than Vote Power will not negatively affect our business prospects and impair our ability to achieve profitability.

        Our failure to manage growth effectively could impair our business.

Although we do not currently have significant revenue-generating operations, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified engineers, technicians, salespersons and other personnel. There can be no assurance that we will be able to do so. If we are unable to successfully manage our growth, our business, prospects, results of operations and financial condition could be materially and adversely affected.

        Our common stock price is subject to significant volatility, which could result in substantial losses for investors and in litigation against us.

The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the three months ended December 31, 2004, the high and low closing bid prices of our common stock were $.25 and $.02, respectively. The market price of our common stock may exhibit significant fluctuations in the future response to various factors, many of which are beyond our control and which include:

o variations in our quarterly operating results, which variations could result from, among other things, changes in the needs of one or more of our customers;
o changes in market valuations of similar companies and stock market price and volume fluctuations generally;
o       economic conditions specific to the industries in which we operate;
o announcements by us or our competitors of new or enhanced products, or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
o       regulatory developments; and
o future sales of our common stock or other debt or equity securities.

If our operating results in future quarters fall below the expectations of market makers, securities analysts and investors, the price of our common stock likely will decline, perhaps substantially. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. Consequently, the price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

        Because we are subject to the "Penny Stock" rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker- dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

        Because our stock is not listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock.

Our common stock trades under the symbol "VWPR" on the OTC Bulletin Board
(R)(Pink Sheets). Because our stock trades on the Pink Sheets rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

ITEM 7. FINANCIAL STATEMENTS.

The financials filed with this report are unaudited. We are in the process of an audit of our financial statement and soon as the audit is completed we will file an amendment to this 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.

ITEM 8A.  CONTROLS AND PROCEDURES

As of December 31, 2004, the management of we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that Vote Power Corporation's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The directors and executive officers of Vote Power and their ages, positions, business experience and education as of March 29, 2005 are as follows:

Name                      Age         Position
------------------------------------------------------------
Mr. Bob Martyn            52          President & Director
Mr. Inti Shaikh           41          Secretary, Treasurer, Director

Each director serves until the next annual meeting of the Company's stockholders or until a successor is elected. No date for the next annual meeting of stockholders is specified in the Company's Bylaws or has been fixed by the Board of Directors. The Company's officers serve at the pleasure of the board of directors until their services are terminated or a successor is appointed.

Mr. Bob Martyn

Co-founded Cliffrose Distributing in 1972, a food distribution company that provided warehousing and delivery of products to five western states. Mr. Martyn also served as Director of distribution, sales and marketing. Cliffrose Corporation was later merged with Arrowhead Mills. Mr. Martyn lead the sales department for Management Robotics, a software firm specializing in employee scheduling for companies such as McDonald's & Wendy's. For the past 10 years, Mr. Martyn has been President of Leasco Corp., a successful leasing company. Specializes in business development, profit and loss responsibility and risk management within both established and start-up companies. Mr. Martyn has extensive computer training, including knowledge of multiple networking environments and business software packages.

Mr. Inti Shaikh

Has 14 years of IT experience with companies such as Microsoft, Novell, Digital Equipment Corporation, Compaq Computer Corporation, and Hewlett Packard Held CEO/President position for a California based corporation for the past 10 years Primary architect, designer and consultant for over 20 large scale projects that included designing and building of directories, databases and operating systems. Worked for the United States Government Veterans Affairs division for 5 years in the capacity of Program Management. Team member for the state of Michigan 1999-2000 that implemented the first statewide voter registration in the United States. Holds a BS in Medical Technology from California State University, Los Angeles, CA.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("Commission"). These officers, directors and stockholders are required by Commission regulations to furnish us with copies of all such reports that they file.

Based solely upon a review of copies of these reports furnished to us during 2004 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all
Section 16(a) filing requirements applicable to our reporting persons during 2004 were complied with, except as described below.

ITEM 10.        EXECUTIVE COMPENSATION.

          Compensation of Executive Officers

In 2004 no cash salaries were paid to Mr. Martin and Mr. Shaikh Expenses incurred by officers and directors have been reimbursed to officers and directors, as approved by the Board of Directors, this amounted to $0 in 2004. The Company intends to pay Mr. Martin, its President, $125,000 annually if and when the Company receives its desired financing. Additionally, in the event the Company is successful in obtaining this financing, it expects to pay each of its other officers compensation for the next twelve months not more than $125,000. If the Company does not receive the required financing, no salaries will be paid.

Stock Option Grants

None

Long-Term Incentive Plan Awards

In 2004, no awards were given to named executives under long-term incentive plans.

Compensation of Directors

Our directors do not receive any compensation in their capacity as members of the board of directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 22, 2004, certain information with respect to (i) each director of our company, (ii) the named executives, and (iii) all directors and executive officers of our company as a group, and (iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.


Name and Address of             Title of        Amount and Nature of
of Beneficial Owner (1)(2)        Class         Beneficial Ownership(2)     Percent of Class)
--------------------------     ---------       ------------------------   ------------------
Bob Martyn                     Class B Common          9,000,000                12.8%


Inti Shaikh                    Class B Common         21,000,000                29.9%

All directors and executive
officers as a group
(2 persons)                    Class B Common         30,000,000                42.7%
_______________

(1)     The address of each director and executive officer named in this table is c/o Vote Power Corporation, 17555 Ventura Blvd., Suite 200,
        Encino, California  91316

(2)     Beneficial ownership is determined in accordance with the rules  of
        the  Securities  and  Exchange  Commission   and generally includes
        voting or investment power with  respect to securities. Except as indicated by footnote, and subject to community  property laws where applicable,  the persons named in the  table above have  sole voting and  investment power with respect to all  shares of common stock shown  as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within  60 days after April 22, 2004, are deemed to be outstanding in calculating the percentage ownership  of a person or  group but are not deemed to be outstanding as to any other person or group.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 17, 2004 pursuit to the terms of the Asset Purchase and New Management Agreement, the Company issued 30,000,000 shares of its common stock in exchange for the Vote Power voting system and the Vote Power name. 21,000,000 shares of restricted common stock was issued to Inti Shaikh (the Company's current Secretary, Treasurer and director) and 9,000,000 shares of restricted common stock to Bob Martyn (the Company's President and a director) 9,000,000.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits.

Reference is made to the Index to Exhibits that follows the consolidated financial statements contained in this report.

        (b)     Reports on Form 8-K.

During the year ended December 31, 2004, the Registrant filed the following current reports on Form 8-K:

        July 8, 2004

        March 5, 2004

                     FINANCIAL STATEMENTS

                        VOTE POWER CORP.
                        BALANCE SHEETS
                         (Unaudited)

                                     December 31, 2004
                                     ------------------
               ASSETS

CURRENT ASSETS
   Cash and cash equivalents          $        1,018
                                      --------------
                                               1,018

PROPERTY AND EQUIPMENT
   Office equipment                           10,409
   Software development                       45,000
                                      --------------
                                      $       55,409
                                      --------------
   Total assets                       $       56,428

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of notes payable   $      450,000
   Other Current Liabilities          $      225,000
                                      --------------
    Total Current Liabilities         $      675,000

                                      --------------
TOTAL LIABILITIES                     $      675,000


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

                              VOTE POWER CORP.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                      December 31, 2004
                                      -----------------
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

             VOTE POWER CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the year ended December 31, 2004)
                                 (Unaudited)

                  Common Stock Shares  Additional Paid-in    Retained
                Cl. A Class B  Amount   Capital    Earnings   Total
                ----- -------- ------  ---------- ---------  --------
Bal., 1/1/98      1  5,078,125 $50,781 $475,250  $287,519  $813,551

Sale of 1,218,750
shares of Class        1,218,750  12,187   35,813    48,000
B common

Redemption of
stock           (1) (3,046,875)(30,468)(405,896)           (436,365)

Issuance 100,000
shares of Class B
common for
consulting services    100,000    1,000    6,273              7,273

Sale of 353,000 shares 353,000    3,530  841,470            845,000
of Class B Common

Net loss, 1998                                   (904,354) (904,354)

                   ---------   -------- -------- ---------- --------
Bal., 12/31/98      3,703,000   37,030  952,910  (616,835)  373,105

Issuance of shares
of Class B common      8,000        80    19,920             20,000

Net loss, 1999                                   (245,120) (245,120)
                   ---------   -------- -------- ---------- --------
Bal., 12/31/99     3,711,000   $ 37,110 $972,830 $(861,955) $147,985
                   ---------   -------- -------- ---------- --------
Bal., 12/31/00     3,711,000   $ 37,110 $972,830 $(861,955) $147,985
                   ---------   -------- -------- ---------- --------
Bal., 12/31/01     3,711,000   $ 37,110 $972,830 $(861,955) $147,985
                   ---------   -------- -------- ---------- --------
Bal., 12/31/02     3,711,000   $ 37,110 $972,830 $(861,955) $147,985
                   ---------   -------- -------- ---------- --------
Bal., 12/31/03     7,422,000*  $ 37,110 $972,830 $(861,955) $147,985

Issuance of       36,000,000   $360,000      0
shares of Class
B Common

Net loss, 2004                                    (430,250)   (430,250)
                  ----------  ---------  -------- ----------  --------
Balance as of
December 31, 2004  43,422,000   $397,110  $972,830 $(1,292,205)$(282,265)
                  ==========   ========  ======== =========== ==========

* Pursuant to 2 to 1 Forward Stock Split.

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

On December 23, 2003, a Letter of Intent was signed indicating the desire of both Ludlum and Vote Power Corp. to consummate an Asset Purchase and New Management Agreement. The assets that would be purchased are the hardware and software programs that constitute the electronic voting system described below. Consideration for this purchase would be the issuance of 30,000,000 shares of Issuer's B common stock to Vote Power Corp. This common stock would be restricted investment stock as defined in Rule 144 of the Securities & Exchange Commission. As additional consideration, Ludlum's Sole Director and Trustee, Mr. Floyd D. Wilkenson, resigned from his position and be replaced by three executives of Vote Power Corp.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage activities

There were no financial activity, either from collections or disbursals, for the years 2002 and 2003. As a result, the filings for 2002, 2003, as well as the current filings, contain no audited financial statements. The Company has been unable to find a certified public accountant who would audit the financial records available for the years 2002 and 2003.

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

              INDEX TO EXHIBITS

Exhibit
Number           Description
-------          -----------
31.1    Certification pursuant to Section 302 of Sarbanes-
        Oxley Act of 2002 - Chief Executive Officer and
        Chief Financial Officer.

32.1    Certification pursuant to Section 906 of Sarbanes-
        Oxley Act of 2002.
_________________

                        SIGNATURES

In accordance  with Section  13 or  15(d) of  the Exchange Act, the
Registrant  caused   this report   to  be  signed  on   its behalf  by  the
undersigned  thereunto duly authorized as of the 21st day of April, 2005.



                                               VOTE POWER CORPORATION
                                               /S/ Bob Martyn
                                               ----------------------------
                                               Bob Martyn
                                               President
                                               (Principal Executive Officer)


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Name                         Title                         Date
------------------      ----------------------------    --------------

/S/ Bob Martyn                                          April 22, 2005
------------------      President
Bob Martyn             (principal executive officer)
                        and Director

/S/ Inti Shaikh
------------------      Secretary/Treasurer and         April 22, 2005
Inti Shaikh             Director

                  EXHIBITS

Exhibit
Number           Description
-------          -----------

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer and
                 Chief Financial Officer.

32.1             Certification pursuant to Section 906 of Sarbanes-
                 Oxley Act of 2002.