Form 10KSB/A
period 2004-12-31
Vote Power CORP
filed 2005-07-06
CIK 1065516

<pre>
===============================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             AMENDMENT NO. 1 TO
                                FORM 10-KSB

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

As of July 6, 2005, the Company had a total of 70,293,800 shares of Class
B Common Stock, par value $.01 per share (the "Common Stock"), outstanding and had no shares of Class A Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):YES |  | NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: None.

===============================================================================


TABLE OF CONTENTS

PART I                                                                                         Page
Item 1.  Description of Business.................................................................2
Item 2.  Description of Property.................................................................10
Item 3.  Legal Proceedings.......................................................................10
Item 4.  Submission of Matters to a Vote of Security Holders.....................................10

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters................................11
Item 6.  Management's Discussion and Analysis or Plan of Operation...............................14
Item 7.  Financial Statements....................................................................F-1

PART III

Item 8A. Controls and Procedures.................................................................21
Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the
         Exchange Act............................................................................21
Item 10. Executive Compensation..................................................................21
Item 11. Security Ownership of Certain Beneficial Owners and
           Management............................................................................22
Item 12. Certain Relationships and Related Transactions..........................................23
Item 13. Exhibits and Reports on Form 8-K........................................................23
Item 14. Principal Accountant Fees and Services..................................................23

SIGNATURES   ....................................................................................24

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

As of July 6, 2005, we had 70,293,800 shares of common stock outstanding and held of record by approximately 200 shareholders, and the high and low sale prices of a share of our common stock on the OTC Bulletin Board(R) on that date were $.34 and $.20, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners.

We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, and the terms of our secured convertible debentures. We currently anticipate that we will retain any earnings for use in the continued development of our business.

Our authorized capital stock consists of 250,000,000 shares of common stock.

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

A special meeting of the Issuer's shareholders was convened on November 22, 2003. By a majority vote in favor, the Issuer's shareholders authorized a 2 for 1 stock split of its B common stock, an increase in the number of common B stock authorized from 9,999,999 to 250,000,000 shares. The par value of the Class B Common Stock was reduced by 50% to $0.005

This class of common stock has the right to receive the amount of dividends declared from time to time by the Board of Directors in accordance with, and resulting from, the operating performance of the company.

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

        Liquidity and Capital Resources

As of December 31, 2004, we had a working capital deficit of approximately $493,982. As of that date, we had approximately $1,018 in cash and cash equivalents. We had current liabilities of approximately $495,000.

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

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2004, we had an accumulated deficit of approximately $1,382,205. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our products.

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

ITEM 7. FINANCIAL STATEMENTS.

The financials filed with this report are unaudited. We are in the process of an audit of our financial statement and soon as the audit is completed we will file a second amendment to this 10-KSB.

                     FINANCIAL STATEMENTS

                        VOTE POWER CORP.
                        BALANCE SHEETS
                         (Unaudited)

                                     December 31, 2004
                                     ------------------
               ASSETS

CURRENT ASSETS
   Cash and cash equivalents          $        1,018
                                      --------------
                                               1,018

PROPERTY AND EQUIPMENT
   Office equipment                            1,717
   Vote Power System                         500,000
                                      --------------
                                      $      501,717
                                      --------------
   Total assets                       $      502,735

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of notes payable   $      450,000
   Other Current Liabilities          $       45,000
                                      --------------
    Total Current Liabilities         $      495,000

                                      --------------
TOTAL LIABILITIES                     $      495,000


STOCKHOLDERS' EQUITY

   Common stock, Class A, $.01 par value,
      1 share authorized, none issued and
      outstanding in 2004

   Common stock, Class B, $.005 par value,
   250,000,000 shares authorized,
   43,422,000 issued and outstanding         217,110

   Additional paid in capital              1,172,830

     Deficit accumulated during the
      development stage                   (1,382,205)
                                      --------------
   Total Shareholders deficit                  7,735
                                      --------------

Total liabilities and stockholders'
equity                                $       502,735
                                       ==============

The accompanying notes and accountant's report should be read with these financial statements.

                              VOTE POWER CORP.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                      December 31, 2004
                                      -----------------
Income                                $         2,500


General and administrative expenses            22,750
   Vote Power System                          380,000
   Outside Consulting & Legal                 123,000
                                      ---------------
        Income (loss) from operations $      (528,250)

                                      ---------------
Net Loss                              $      (520,250)
                                      ================
Basic and diluted earnings (loss)
 per share:
   Net income (loss) per share              ($.012)
                                      ================

The accompanying notes and accountant's report should be read with these financial statements.

             VOTE POWER CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the year ended December 31, 2004)
                                 (Unaudited)

                  Common Stock Shares  Additional Paid-in    Retained
                Cl. A Class B  Amount   Capital   Earnings     Total
                ----- -------- ------  ---------- ---------   --------
Bal., 1/1/98      1  5,078,125 $50,781 $475,250   $287,519    $813,551

Sale of 1,218,750
shares of Class        1,218,750  12,187   35,813               48,000
B common

Redemption of
stock           (1) (3,046,875)(30,468)(405,896)              (436,365)

Issuance 100,000
shares of Class B
common for
consulting services    100,000    1,000    6,273                 7,273

Sale of 353,000 shares 353,000    3,530  841,470               845,000
of Class B Common

Net loss, 1998                                   (904,354)    (904,354)

                   ---------   -------- -------- ----------   ---------
Bal., 12/31/98      3,703,000   37,030  952,910  (616,835)     373,105

Issuance of shares
of Class B common      8,000        80    19,920                20,000

Net loss, 1999                                   (245,120)    (245,120)
                   ---------   -------- -------- ----------   ---------
Bal., 12/31/99     3,711,000   $ 37,110 $972,830 $(861,955)   $147,985
                   ---------   -------- -------- ----------   --------
Bal., 12/31/00     3,711,000   $ 37,110 $972,830 $(861,955)   $147,985
                   ---------   -------- -------- ----------   --------
Bal., 12/31/01     3,711,000   $ 37,110 $972,830 $(861,955)   $147,985
                   ---------   -------- -------- ----------   --------
Bal., 12/31/02     3,711,000   $ 37,110 $972,830 $(861,955)   $147,985
                   ---------   -------- -------- ----------   --------
Bal., 12/31/03     7,422,000*  $ 37,110 $972,830 $(861,955)   $147,985

Issuance of       36,000,000   $180,000  200,000               380,000
shares of Class
B Common

Net loss, 2004                                     (520,250)  (520,250)
                  ----------  ---------  -------- ----------- ---------
Balance as of
December 31, 2004 43,422,000  $217,110 $1,172,830 $(1,382,205) $ 7,735
                  ==========  ======== ========== ============ =========

* Pursuant to 2 to 1 Forward Stock Split par value reduced to $0.005.

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

On December 1, 2003, Ludlum filed documents with the Secretary of State of Florida, increasing the authorized capital stock from 10,000,000 shares to 250,000,000 shares. On December 2, 2003, Ludlum was reinstated once again as an operating company. The 2 for 1 stock split became effective on December 12, 2003. The Depositary Trust Company was notified of the 2 for 1 stock split on December 16, 2003. The total issued and outstanding shares became 7,432,800 shares. The par value of the Class B Common Stock was reduced by 50% to .005.

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

                             PART III

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The directors and executive officers of Vote Power and their ages, positions, business experience and education as of July 6, 2005 are as follows:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of July 6, 2005, certain information with respect to (i) each director of our company, (ii) the named executives, and (iii) all directors and executive officers of our company as a group, and (iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.


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

        March 5, 2004

              INDEX TO EXHIBITS

Exhibit
Number           Description
-------          -----------
31.1    Certification pursuant to Section 302 of Sarbanes-
        Oxley Act of 2002 - Chief Executive Officer and
        Chief Financial Officer.

32.1    Certification pursuant to Section 906 of Sarbanes-
        Oxley Act of 2002.
_________________

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by Vote Power for the audit and other services for the years shown.

                              2005             2004
                            --------        --------
    Audit Fees              $     -         $     -
    Audit - Related Fees    $     -         $     -
    Tax Fees                $     -         $     -
    All Other Fees              --              --
                            --------        --------
    Total                   $               $     0

                        SIGNATURES

In accordance  with Section  13 or  15(d) of  the Exchange Act, the
Registrant  caused   this report   to  be  signed  on   its behalf  by  the
undersigned  thereunto duly authorized as of the 6th day of July, 2005.



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

Name                         Title                         Date
------------------      ----------------------------    --------------

/S/ Bob Martyn                                          July 6, 2005
------------------      President
Bob Martyn             (principal executive officer)
                        and Director

/S/ Inti Shaikh
------------------      Secretary/Treasurer and         July 6, 2005
Inti Shaikh             Director

                  EXHIBITS

Exhibit
Number           Description
-------          -----------

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer and
                 Chief Financial Officer.

32.1             Certification pursuant to Section 906 of Sarbanes-
                 Oxley Act of 2002.