Form 10QSB
period 2005-03-31
Vote Power CORP
filed 2005-07-06
CIK 1065516

<pre>
               U.S. Securities and Exchange Commission
                          Washington, D.C. 20549


                              Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For The Fiscal Quarter Ended March 31, 2005
                                  Or

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

Check whether  the issuer  (1) filed  all reports  required to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The Company's revenue for the quarter ended March 31, 2005 was $0.

As of July 5, 2005, the Company had a total of 70,383,000 shares of Class
B Common Stock, par value $.005 per share (the "Common Stock"), outstanding and had no shares of Class A Common Stock outstanding.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................1

Item 3.  Controls and Procedures...........................................6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................7

Item 2.  Changes in Securities.............................................7

Item 3.  Defaults Upon Senior Securities...................................7

Item 4.  Submission of Matters to a Vote of Security Holders...............7

Item 5.  Other Information.................................................7

Item 6.  Exhibits..........................................................7

Signatures.................................................................8

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS


                        VOTE POWER CORP.
                        BALANCE SHEETS
                         (Unaudited)

                                       March 31, 2005
                                     ------------------
               ASSETS
               ------
CURRENT ASSETS
   Cash and cash equivalents          $        1,018
                                      --------------
                                               1,018

PROPERTY AND EQUIPMENT
   Office equipment                            1,717
   Vote Power System                         500,000
                                      --------------
                                      $      501,717
                                      --------------
   Total assets                       $      502,735

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES
    Total Current Liabilities        $            -
                                     ---------------

TOTAL LIABILITIES                    $            0
                                     ===============

STOCKHOLDERS' EQUITY

   Common stock, Class A, $.01 par value,
      1 share authorized, none issued and
      outstanding in 2004

   Common stock, Class B, $.005 par value,
   250,000,000 shares authorized,
   70,383,000 issued and outstanding        351,915

   Additional paid in capital             1,533,025

     Deficit accumulated during the
      development stage                  (1,382,205)
                                      --------------
   Total Shareholders equity                502,735
                                      --------------

Total liabilities and stockholders'
equity                               $      502,735
                                     ===============

The accompanying notes and accountant's report should be read with these financial statements.

             VOTE POWER CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the quarter ended March 31, 2005)
                                 (Unaudited)
                                       Additional
                  Common Stock Shares   Paid-In       Retained
                Cl. A Class B  Amount   Capital       Earnings     Total
                ----- -------- ------  ----------     ---------   --------
Bal., 1/1/98      1  5,078,125 $50,781 $475,250       $287,519    $813,551

Sale of 1,218,750
shares of Class        1,218,750  12,187   35,813       48,000
B common

Redemption of
stock           (1) (3,046,875)(30,468)(405,896)                  (436,365)

Issuance 100,000
shares of Class B
common for
consulting services    100,000    1,000    6,273                     7,273

Sale of 353,000 shares 353,000    3,530  841,470                   845,000
of Class B Common

Net loss, 1998                                        (904,354)   (904,354)

                   ---------   -------- --------     ----------   --------
Bal., 12/31/98      3,703,000   37,030  952,910       (616,835)    373,105

Issuance of shares
of Class B common      8,000        80    19,920                    20,000

Net loss, 1999                                        (245,120)   (245,120)
                   ---------   -------- --------     ----------   ---------
Bal., 12/31/99     3,711,000   $ 37,110 $972,830     $(861,955)   $147,985
                   ---------   -------- --------     ----------   --------
Bal., 12/31/00     3,711,000   $ 37,110 $972,830     $(861,955)   $147,985
                   ---------   -------- --------     ----------   --------
Bal., 12/31/01     3,711,000   $ 37,110 $972,830     $(861,955)   $147,985
                   ---------   -------- --------     ----------   --------
Bal., 12/31/02     3,711,000   $ 37,110 $972,830     $(861,955)   $147,985
                   ---------   -------- --------     ----------   --------
Bal., 12/31/03     7,422,000*  $ 37,110 $972,830     $(861,955)   $147,985

Issuance of       36,000,000   $180,000  200,000                   380,000
shares of Class
B Common

Net loss, 2004                                        (520,250)   (520,250)
                  ----------  ---------  --------  ------------   ---------
Balance as of
December 31, 2004 43,422,000  $217,110  $1,172,830 $(1,382,205)   $  7,735
                  ----------  --------- ---------- ------------   --------
Issuance of       26,961,000  $134,805  $  360,195                $495,000
shares of Class
B Common

Net loss,
 1st Qtr. 2005

Balance as of     ----------  --------- ---------- -------------  ----------
March 31, 2005    70,383,000  $ 351,915 $1,533,025 $(1,382,205)   $502,735
                  ==========  ========= ========== =============  ==========

* Pursuant to 2 to 1 Forward Stock Split par value reduced to $0.005.

The accompanying notes and accountant's report should be read with these financial statements.

                              VOTE POWER CORP.
                          STATEMENTS OF OPERATIONS
                           -------------------------

                                                        For the
                                                   Three months ended
                                                         March 31,
                                                  2005             2004
                                                ----------     -----------
                                               (unaudited)     (unaudited)

Revenues                                      $      -          $    -

Operating expenses:
                                              --------------    --------------
Total operating expenses                             -               -
                                              --------------    --------------
Loss before income taxes                             -               -
                                              --------------    --------------
Provisions for income taxes                          -               -
                                              ----------------  ---------------
Net loss                                      $      -               -
                                              ================  ===============

Basic and diluted earnings per share:
Net loss per share:                              $   -            $   -

Weighted Shares Outstanding:                     66,338,850       7,422,000


The accompanying notes and accountant's report should be read with these financial statements.

VOTE POWER CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

From June 30, 2000 to the end of the first quarter of 2004, Vote Power then called Ludlum was a dormant company with no operations, no income and no expenses. It did however maintain its OTC Bulletin Board listing (Pink Sheets). In September 2003, a consultant to Vote Power Corp. contacted Ludlum and exploratory talks commenced towards creating a business relationship between the two entities. Initial discussions became negotiations that progressed in a positive manner. In order to facilitate the creation of the business relationship, a special meeting of Ludlum's Board of Directors, chaired by James K. Schwarz, Chairman and Chief Executive Officer, was convened on November 22, 2003. A general meeting of Ludlum's shareholders followed the Board of Directors meeting. By a majority vote in favor, Ludlum's shareholders authorized a 2 for 1 stock split of its B common stock, an increase in the number of common B stock authorized from 10,000,000 to 250,000,000 shares and the appointment of Floyd D. Wilkenson as Ludlum's Sole Director and Trustee. All prior members of management and the board of directors submitted resignations which were accepted by Mr. Wilkenson.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended September, 2004 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2005 and 2005.

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

Results of Operations

        Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004

        We did not generate any revenues for the three months ended March 31, 2005 and March 31, 2004. General and Administrative Costs for the three months ended March 31, 2005 was $20,250 as compared to $0 for the three months ended March 31, 2004, a increase of $20,250 or 100%. This increase in General and Administrative cost of sales primarily was increased expenses associated with legal and consulting services for preparation for production of models and prototypes of our Vote Power System that are used for testing, prove out, sales and marketing purposes.

        Net loss for the three months ended March 31, 2005 increased by $20,250 or 100% as compared to a net loss of $0 for the same period in 2004.

Liquidity and Capital Resources

        During the three months ended March 31, 2005 we financed our operations solely through private placements of securities. Because we are in the process of development of our Vote Power Voting System for commercial production, we have never generated any revenue from operations. Our financial statements as of and for the year ended December 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        As of March 31, 2005, we had working capital of approximately $703,535 and an accumulated deficit of approximately $1,312,455. As of that date, we had approximately $1,000 in cash and cash equivalents. We have no liabilities, notes payable or current portion of long term debt.

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

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  None.

ITEM 2.  CHANGES IN SECURITIES

During the first quarter of 2005, we issued 10,000,000 to satisfy certain $400,000 in debts previously incurred. We also issued 1,961,000 to various consultants for services rendered in the amount of $45,000.

During the first fiscal quarter of 2004, new shares of common stock were issued as an exchange of 30,000,000 restricted shares according the SEC 144 Rule for the intellectual property of Vote Power in the form of software and certain developed hardware. 6,000,000 shares were issued for the purpose of private placement for additional capital for the company. We currently have 55,383,000 shares of B common stock outstanding.

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

ITEM 3. Defaults in Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2005, no matters were submitted to a vote of the holders of our securities.

ITEM 5. Other Information

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

Exhibit No. Description
----------- -------------------------------------------------------------------
31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 - President and Chief Financial Officer

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K.

                  None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ludlum has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VOTE POWER CORPORATION


Dated: July 6, 2005               By: /s/ Bob Martyn
                                  -------------------------------
                                  Bob Martyn
                                  President and Director


Dated: July 6, 2005               By: /s/ Inti Shaikh
                                  -------------------------------
                                  Inti Shaikh
                                  Secretary & Treasurer

                           Exhibits Filed with this Report

Exhibit No. Description
----------- -------------------------------------------------------------------
31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 - President and Chief Financial Officer

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002