Form 10QSB/A
period 2005-03-31
Vote Power CORP
filed 2005-08-22
CIK 1065516

<pre>
               U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                           FIRST AMENDMENT TO
                              FORM 10-QSB

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

As of August 22, 2005, the Company had a total of 70,383,000 shares of Class
B Common Stock, par value $.005 per share (the "Common Stock"), outstanding and had no shares of Class A Common Stock outstanding.

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

Results of Operations

        Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004

We did not generate any revenues for the three months ended March 31, 2005 and March 31, 2004. General and Administrative Costs for the three months ended March 31, 2005 were $0 as compared to $0 for the three months ended March 31, 2004.


Management has been working for the Company without taking any salaries or compensation of any kind. Further, management is paying for all their own expenses without seeking reimbursement from the Company now or in the future for these expenses. Management will continue to finance company operations until adequate financing has been secured.

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

                                  VOTE POWER CORPORATION


Dated: August 22, 2005            By: /s/ Bob Martyn
                                  -------------------------------
                                  Bob Martyn
                                  President and Director


Dated: August 22, 2005            By: /s/ Inti Shaikh
                                  -------------------------------
                                  Inti Shaikh
                                  Secretary & Treasurer

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