Form 10QSB
period 2005-06-30
Vote Power CORP
filed 2005-08-22
CIK 1065516

<pre>
               U.S. Securities and Exchange Commission
                          Washington, D.C. 20549


                              Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For The Fiscal Quarter Ended June 30, 2005
                                  Or

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

Check whether  the issuer  (1) filed  all reports  required to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The Company's revenue for the quarter ended June 30, 2005 was $0.

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

Signatures.................................................................8

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS


                        VOTE POWER CORP.
                        BALANCE SHEETS
                         (Unaudited)

                                       June 30, 2005
                                     ------------------
               ASSETS
               ------
CURRENT ASSETS
   Cash and cash equivalents          $        1,000
                                      --------------
                                               1,000

PROPERTY AND EQUIPMENT
   Office equipment                            1,717
   Vote Power System                         500,000
                                      --------------
                                      $      501,717
                                      --------------
   Total assets                       $      502,735

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES
    Total Current Liabilities        $            -
                                     ---------------

TOTAL LIABILITIES                    $            0
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

             VOTE POWER CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the quarter ended June 30, 2005)
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
shares of Class
B Common

Net loss,
 1st Qtr. 2005
 2nd Qtr. 2005

Balance as of     ----------  --------- ---------- -------------  ----------
June 30, 2005     70,383,000  $ 351,915 $1,533,025 $(1,382,205)   $502,735
                  ==========  ========= ========== =============  ==========

* Pursuant to 2 to 1 Forward Stock Split par value reduced to $0.005.

The accompanying notes and accountant's report should be read with these financial statements.

                              VOTE POWER CORP.
                          STATEMENTS OF OPERATIONS
                           -------------------------

                                                        For the
                                                   Six months ended
                                                         June 30,
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

Results of Operations

        Comparison of Results of Operations for the Six Months Ended June 30, 2005 and 2004

        We did not generate any revenues for the six months ended June 30, 2005 and June 30, 2004. General and Administrative Costs for the Six months ended June 30, 2005 was $0 as compared to $0 for the six months ended
June 30, 2004.

        Net loss for the Six months ended June 30, 2005 was $0 as compared to a net loss of $0 for the same period in 2004.

Liquidity and Capital Resources

        During the six months ended June 30, 2005 our operations have been scaled down until we are able to secure adequate funding through private placements of securities or debt. Because we are in the process of development of our Vote Power Voting System for commercial production, we have never generated any revenue from operations. Our financial statements as of and for the year ended December 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        As of June 30, 2005, we had working capital of approximately $502,735 and an accumulated deficit of approximately $1,382,205. As of that date, we had approximately $1,000 in cash and cash equivalents. We have no liabilities, notes payable or current portion of long term debt.

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

  None.

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

ITEM 3. Defaults in Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2005, no matters were submitted to a vote of the holders of our securities.

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