Form 10QSB
period 2005-09-30
Vote Power CORP
filed 2005-12-30
CIK 1065516

<pre>

               U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                              Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For The Fiscal Quarter Ended September 30, 2005
                                  Or

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

Check whether  the issuer  (1) filed  all reports  required to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The Company's revenue for the quarter ended September 30, 2005 was $0.

As of December 22, 2005, the Company had a total of 70,383,000 shares of Class B Common Stock, par value $.005 per share (the "Common Stock"), outstanding and had no shares of Class A Common Stock outstanding.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................7

Item 3.  Controls and Procedures..........................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................12

Item 2.  Changes in Securities............................................12

Item 3.  Defaults Upon Senior Securities..................................12

Item 4.  Submission of Matters to a Vote of Security Holders..............12

Item 5.  Other Information................................................12

Item 6.  Exhibits.........................................................12

Signatures................................................................13


                                    PART I

ITEM 1.  FINANCIAL STATEMENTS


                        VOTE POWER CORP.
                        BALANCE SHEETS
                         (Unaudited)

                                       September 30, 2005
                                     --------------------
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
                                     ===============

STOCKHOLDERS' EQUITY

   Common stock, Class A, $.01 par value,
      1 share authorized, none issued and
      outstanding in 2004

   Common stock, Class B, $.005 par value,
   250,000,000 shares authorized,
   70,383,000 issued and outstanding        351,915

   Additional paid in capital             1,533,025

     Deficit accumulated during the
      development stage                  (1,385,705)
                                      --------------
   Total Shareholders equity                499,235
                                      --------------

Total liabilities and stockholders'
equity                               $      499,235
                                     ===============

The accompanying notes and accountant's report should be read with these financial statements.

             VOTE POWER CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the quarter ended September 30, 2005)
                                 (Unaudited)
                                       Additional
                  Common Stock Shares   Paid-In       Retained
                Cl. A Class B  Amount   Capital       Earnings     Total
                ----- -------- ------  ----------     ---------   --------
Bal., 1/1/98      1  5,078,125 $50,781 $475,250       $287,519    $813,551

Sale of 1,218,750
shares of Class        1,218,750  12,187   35,813       48,000
B common

Redemption of
stock           (1) (3,046,875)(30,468)(405,896)                  (436,365)

Issuance 100,000
shares of Class B
common for
consulting services    100,000    1,000    6,273                     7,273

Sale of 353,000 shares 353,000    3,530  841,470                   845,000
of Class B Common

Net loss, 1998                                        (904,354)   (904,354)

                   ---------   -------- --------     ----------   --------
Bal., 12/31/98      3,703,000   37,030  952,910       (616,835)    373,105

Issuance of shares
of Class B common      8,000        80    19,920                    20,000

Net loss, 1999                                        (245,120)   (245,120)
                   ---------   -------- --------     ----------   ---------
Bal., 12/31/99     3,711,000   $ 37,110 $972,830     $(861,955)   $147,985
                   ---------   -------- --------     ----------   --------
Bal., 12/31/00     3,711,000   $ 37,110 $972,830     $(861,955)   $147,985
                   ---------   -------- --------     ----------   --------
Bal., 12/31/01     3,711,000   $ 37,110 $972,830     $(861,955)   $147,985
                   ---------   -------- --------     ----------   --------
Bal., 12/31/02     3,711,000   $ 37,110 $972,830     $(861,955)   $147,985
                   ---------   -------- --------     ----------   --------
Bal., 12/31/03     7,422,000*  $ 37,110 $972,830     $(861,955)   $147,985

Issuance of       36,000,000   $180,000  200,000                   380,000
shares of Class
B Common

Net loss, 2004                                        (520,250)   (520,250)
                  ----------  ---------  --------  ------------   ---------
Balance as of
December 31, 2004 43,422,000  $217,110  $1,172,830 $(1,382,205)   $  7,735
                  ----------  --------- ---------- ------------   --------
Issuance of       26,961,000  $134,805  $  360,195                $495,000
shares of Class
B Common

Net loss,
 1st Qtr. 2005
 Balance as of     ----------  --------- ---------- -------------  ----------
March 31, 2005     70,383,000  $ 351,915 $1,533,025 $(1,382,205)   $502,735

Net loss
 2nd Qtr. 2005
Balance as of     ----------  --------- ---------- -------------  ----------
June 30, 2005     70,383,000  $ 351,915 $1,533,025 $(1,382,205)   $502,735

Net loss
 3rd Qtr.  2005                                          (3,500)    (3,500)
Balance as of     ----------  --------- ---------- -------------  ----------
Sept. 30, 2005     70,383,000  $ 351,915 $1,533,025 $(1,385,705)  $499,235
                  ==========  ========= ========== =============  ==========

* Pursuant to 2 to 1 Forward Stock Split par value reduced to $0.005.

The accompanying notes and accountant's report should be read with these financial statements.

                              VOTE POWER CORP.
                          STATEMENTS OF OPERATIONS
                           -------------------------

                                                        For the
                                                   Nine months ended
                                                         Sept. 30,
                                                  2005             2004
                                                ----------     -----------
                                               (unaudited)     (unaudited)

Revenues                                      $      -          $    -

Operating expenses:                               3,500.00            -
                                              --------------    --------------
Total operating expenses                          3,500.00           -
                                              --------------    --------------
Loss before income taxes                          3,500.00           -
                                              --------------    --------------
Provisions for income taxes                          -               -
                                              ----------------  ---------------
Net loss                                      $   3,500.00           -
                                              ================  ===============

Basic and diluted earnings per share:
Net loss per share:                              $0.00005         $   -

Weighted Shares Outstanding:                     70,383,000       7,422,000


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September, 2004 are not necessarily indicative of the operating results that may be expected for the year ending March 31, 2005 and 2005.

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

Results of Operations

        Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004

        We did not generate any revenues for the nine months ended September 30, 2005 and September 30, 2004. General and Administrative Costs for the Nine months ended September 30, 2005 was $3,500 as compared to $0 for the nine months ended September 30, 2004.

        Net loss for the Nine months ended September 30, 2005 was $3,500 as compared to a net loss of $0 for the same period in 2004.

Liquidity and Capital Resources

        During the nine months ended September 30, 2005 our operations have been scaled down until we are able to secure adequate funding through private placements of securities or debt. Because we are in the process of development of our Vote Power Voting System for commercial production, we have never generated any revenue from operations. Our financial statements as of and for the year ended December 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

        As of September 30, 2005, we had working capital of approximately $502,735 and an accumulated deficit of approximately $1,385,705. As of that date, we had approximately $1,000 in cash and cash equivalents. We have no liabilities, notes payable or current portion of long term debt.

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

ITEM 3. Defaults in Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2005, no matters were submitted to a vote of the holders of our securities.

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

                                  VOTE POWER CORPORATION


Dated: December 30, 2005          By: /s/ Bob Martyn
                                  -------------------------------
                                  Bob Martyn
                                  President and Director


Dated: December 30, 2005          By: /s/ Inti Shaikh
                                  -------------------------------
                                  Inti Shaikh
                                  Secretary & Treasurer

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