Form 10QSB/A
period 2005-03-31
Vote Power Corp.
filed 2008-01-16
CIK 1065516

<pre>
               U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                           SECOND AMENDMENT TO
                              FORM 10-QSB

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

                          9018 Balboa Blvd. Ste. 534
                          Northridge, California 91325
                     ---------------------------------------
                    (Address of principal executive offices)


                                 877-217-3633
                          -------------------------
                          Issuer's telephone Number

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

As of January 14, 2008, the Company had a total of 64,383,000 shares of Class
B Common Stock, par value $.005 per share (the "Common Stock"), outstanding and had no shares of Class A Common Stock outstanding.

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

Signatures.................................................................8

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS


                        VOTE POWER CORP.
                        BALANCE SHEETS
                         (Unaudited)

                                       March 31, 2005
                                     ------------------
               ASSETS
               ------
CURRENT ASSETS
--------------
   Cash 			      $           -
                                      --------------
   Total assets                       $           -

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES
-------------------
Notes Payable to related parties     $       21,643
                                     ---------------

TOTAL CURRENT LIABILITIES            $       21,643
                                     ===============

STOCKHOLDERS' EQUITY

Class B Common stock, $.005 par value,
   250,000,000 shares authorized,
   64,383,0000 issued and outstanding        321,915

Additional paid in capital                 1,485,025

Accumulated deficit, including defcit
accumulated during the development
stage of $48,019                          (1,828,583)
                                      --------------
                                             (21,643)
                                      ---------------
   Total liabilities and shareholders'
   equity                             $             -
                                      ===============

The accompanying notes and accountant's report should be read with these financial statements.

                              VOTE POWER CORP.
                          STATEMENTS OF OPERATIONS
                           -------------------------

                                                         For the
                                                    Three months ended
                                                      March 31, 2005
                                                   -------------------
                                                       (unaudited)

Sales                                                  $      -
                                                       --------------
Operating expenses:
Professional fees			               $      47,000
General and adminsitrative		               $       1,019
                                                       --------------
Total operating expenses                               $      48,019
                                                       --------------
Net loss                                               $     (48,019)
                                                       ===============

                              VOTE POWER CORP.
                          STATEMENTS OF CASH FLOWS
                           -------------------------

                                                For the
                                          Three months ended
                                            March 31, 2005
                                         --------------------
                                      	      (unaudited)

Net loss                                      $     (48,019)
   Noncash item included
   In net income (loss) -
     Fair value of securities issued
       for compensation				     47,000
                                              --------------
Net cash provided (used)
by operating activities 		      $      (1,019)


Net increase (decrease) in cash                      (1,019)

Cash -  beginning of year			      1,109
                                              --------------
Cash - end of year			      $           -

The accompanying notes and accountant's report should be read with these financial statements.

             VOTE POWER CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the quarter ended March 31, 2005)
                                 (Unaudited)

                               			         Class B
                	     Date of         Number       Common   Additional        Additional
			    Transaction     of Shares     Stock    Paid in Capital     Deficit        Total
			    -----------    -----------   --------  ---------------   ------------     ---------
Balance December 31, 2004                  37,422,000    $187,110  $     1,122,830   $(1,780,564)     $(470,624)

Net Income (loss)									 (48,019)       (48,019)
Issuance of common stock,
  $.005 par value
      Stock issued in         1/1/05	   25,000,000     125,000                -             -        125,000
      payment of note
      payable ($.005
      per share)

      Stock issued in
      payment of
      professional fees
      ($.005)		      2/2/05	    1,961,000 	     9,805				           9,805

Proceeds from issuuance
of common stock in excess
of par value

       Proceeds from payment
       of note payable      						   325,000		         325,000

       Proceeds from payment
       of professional fees						    37,195		          37,195
					     ----------    ---------   ------------   ------------    ------------
Balance March 31, 2005			     64,383,000    $321,915    $ 1,485,025    $(1,828,583)    $  (21,643)

The accompanying notes and accountant's report should be read with these financial statements.

VOTE POWER CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

From June 30, 2000 to the end of the first quarter of 2005, Vote Power then called Ludlum was a dormant company with no operations, no income and no expenses. It did however maintain its OTC Bulletin Board listing (Pink Sheets). In September 2003, a consultant to Vote Power Corp. contacted Ludlum and exploratory talks commenced towards creating a business relationship between the two entities. Initial discussions became negotiations that progressed in a positive manner. In order to facilitate the creation of the business relationship, a special meeting of Ludlum's Board of Directors, chaired by James K. Schwarz, Chairman and Chief Executive Officer, was convened on November 22, 2003. A general meeting of Ludlum's shareholders followed the Board of Directors meeting. By a majority vote in favor, Ludlum's shareholders authorized a 2 for 1 stock split of its B common stock, an increase in the number of common B stock authorized from 10,000,000 to 250,000,000 shares and the appointment of Floyd D. Wilkenson as Ludlum's Sole Director and Trustee. All prior members of management and the board of directors submitted resignations which were accepted by Mr. Wilkenson.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31,2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At March 31, 2005, the Company has not recognized revenue to date and has accumulated operating losses of approximately $1,828,000 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage activities

There were no financial activity, either from collections or disbursals, for the years 2000 through 2003. As a result, the filings for 2002, 2003, as well as the current filings, contain no audited financial statements.

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

Results of Operations

        Results of Operations for the Three Months Ended March 31, 2005

We did not generate any revenues for the three months ended March 31, 2005. We had expenses for the three months ended March 31, 2005 were $48,019.

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

As of March 31, 2005, we had working capital deficit of approximately $22,000 and an accumulated deficit of approximately $1,829,000.

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

Item 3.  Controls and Procedures

Our President and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                  VOTE POWER CORPORATION


Dated: January 14, 2008           By: /s/ Inti Shaikh
                                  -------------------------------
                                  Inti Shaikh
                                  CEO

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