Form 10QSB/A
period 2005-06-30
Vote Power Corp.
filed 2008-01-16
CIK 1065516

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

Signatures.................................................................8

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS


                        VOTE POWER CORP.
                        BALANCE SHEETS
                         (Unaudited)

                                       June 30, 2005
                                     ------------------
               ASSETS
               ------
CURRENT ASSETS
--------------
   Cash in bank			      $       4,859
                                      --------------
   Total assets                       $       4,859

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES
-------------------
Notes Payable to related parties     $       27,843
                                     ---------------

TOTAL CURRENT LIABILITIES            $       27,843
                                     ===============

STOCKHOLDERS' EQUITY

Class B Common stock, $.005 par value,
   250,000,000 shares authorized,
   64,383,0000 issued and outstanding        321,915

Additional paid in capital                 1,485,025

Accumulated deficit, including defcit
accumulated during the development
stage of $49,360                          (1,829,924)
                                      --------------
                                             (22,984)
                                      ---------------
   Total liabilities and shareholders'
   equity                             $        4,859
                                      ===============

The accompanying notes and accountant's report should be read with these financial statements.

                              VOTE POWER CORP.
                          STATEMENTS OF OPERATIONS
                           -------------------------

                                                  For the
                                             Six months ended
                                              June 30, 2005
					     -----------------

                                               (unaudited)

Sales                                         $      -
                                              --------------
Operating expenses:
Professional fees			      $      47,000
General and adminsitrative		      $       1,019
Taxes and fees				      $         800
                                              --------------
Total operating expenses                             49,360
                                              --------------
Net loss                                      $     (49,360)
                                              ================

                              VOTE POWER CORP.
                          STATEMENTS OF CASH FLOWS
                           -------------------------

                                                 For the
                                            Six months ended
                                              June 30, 2005
                                            -----------------
                                               (unaudited)
Cash Flows fro Operating Activities
Net loss                                      $    (49,360)
   Noncash item included
   In net income (loss) -
     Fair value of securities issued
       for compensation				    47,000
                                              --------------
Net cash provided (used)
by operating activities 		            (2,360)
                                              --------------
Cash Flows From Investing Activities
Proceeds from related party notes                    6,200
 					      --------------
  Net cash provided (used)
  by fianacing activities			     6,200
   	                                      --------------
Net increase (decrease) in cash                      3,840
Cash -  beginning of year			     1,109
                                              --------------
Cash - end of year			      $      4,859

The accompanying notes and accountant's report should be read with these financial statements.

             VOTE POWER CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the quarter ended June 30, 2005)
                                 (Unaudited)

                               			         Class B
                	     Date of         Number       Common   Additional        Additional
			    Transaction     of Shares     Stock    Paid in Capital     Deficit        Total
			    -----------    -----------   --------  ---------------   ------------     ---------
Balance December 31, 2004                  37,422,000    $187,110  $     1,122,830   $(1,780,564)     $(470,624)

Net Income (loss)									 (49,360)       (49,360)
Issuance of common stock,
  $.005 par value
      Stock issued in         1/1/05	   25,000,000     125,000                -             -        125,000
      payment of note
      payable ($.005
      per share)

      Stock issued in
      payment of
      professional fees
      ($.005)		      2/2/05	    1,961,000 	     9,805				           9,805

Proceeds from issuuance
of common stock in excess
of par value

       Proceeds from payment
       of note payable      						   325,000		         325,000

       Proceeds from payment
       of professional fees						    37,195		          37,195
					     ----------    ---------   ------------   ------------    ------------
Balance June 30, 2005			     64,383,000    $321,915    $ 1,485,025    $(1,829,924)    $  (22,984)

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

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At June 30, 2005, the Company has not recognized revenue to date and has accumulated operating losses of approximately $1,828,000 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage activities

There were no financial activity, either from collections or disbursals, for the years 2000 throuogh 2003. As a result, the filings for 2002 and 2003, as well as the current filings, contain no audited financial statements.

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

Results of Operations

        Results of Operations for the Six Months Ended June 30, 2005

We did not generate any revenues for the six months ended June 30, 2005. We had expenses for the six months ended June 30, 2005 were $49,360.

Management has been working for the Company without taking any salaries or compensation of any kind. Further, management is paying for all their own expenses without seeking reimbursement from the Company now or in the future for these expenses. Management will continue to finance company operations until adequate financing has been secured.

Liquidity and Capital Resources

During the six ended June 30, 2005 we financed our operations solely through private placements of securities. Because we are in the process of development of our Vote Power Voting System for commercial production, we have never generated any revenue from operations. Our financial statements as of and for the year ended December 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of June 30, 2005, we had working capital deficit of approximately $22,984 and an accumulated deficit of approximately $1,829,000.

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

Item 3.  Controls and Procedures

Our President and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                  VOTE POWER CORPORATION


Dated: January 14, 2008           By: /s/ Inti Shaikh
                                  -------------------------------
                                  Inti Shaikh
                                  CEO
                                  Secretary & Treasurer

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