Form 10KSB
period 2005-12-31
Vote Power Corp.
filed 2008-01-16
CIK 1065516

<pre>
===============================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-KSB
(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2005     OR

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

Check whether  the issuer  (1) filed  all reports  required to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The Company's revenue for the twelve months ended December 31, 2005 was $0.

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

Transitional Small Business Disclosure Format (check one):YES |  | NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: None.

===============================================================================


TABLE OF CONTENTS

PART I                                                                                         Page
Item 1.  Description of Business.................................................................2
Item 2.  Description of Property.................................................................6
Item 3.  Legal Proceedings.......................................................................6
Item 4.  Submission of Matters to a Vote of Security Holders.....................................6

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters................................7
Item 6.  Management's Discussion and Analysis or Plan of Operation...............................11
Item 7.  Financial Statements....................................................................16

PART III

Item 8A. Controls and Procedures.................................................................17
Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the
         Exchange Act............................................................................17
Item 10. Executive Compensation..................................................................18
Item 11. Security Ownership of Certain Beneficial Owners and
           Management............................................................................19
Item 12. Certain Relationships and Related Transactions..........................................20
Item 13. Exhibits and Reports on Form 8-K........................................................21
Item 14. Principal Accountant Fees and Services..................................................21

SIGNATURES   ....................................................................................22

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

    You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and "Description of Business," as well as captions elsewhere in this report. A number of factors could cause results to differ materially from those anticipated by forward-looking statements, including those discussed under "Risk Factors" and "Description of Business."

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

Overview

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

Employees

The Company currently has three (3) employees and/or officers and one part-time employees and/or officers. These employees are experienced in software design and deployment. These employees are involved in executive, corporate administration, operations and sales and marketing functions. We also use the services of outside consultants and experts on many of our projects to help reduce costs. Additional staffing will occur on an as-needed basis, dictated by the sales volume achieved.

Item 2. Description of Property

The Company leases corporate office space. The Company's principal executive office address is 9018 Balboa Blvd., Ste. 534, Northridge, California 91325. Management considers the Company's current principal office space arrangement adequate until such time as the Company consolidates its office and warehouse space as it achieves its business plan goals.

Item 3.   Legal Proceedings

There are no legal proceedings filed, or to the Company's knowledge, threatened against the Company that the Company believes would have, individually or in the aggregate, a material adverse effect upon its financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

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

                                                         Price Range
                                                        High     Low
                                                      ------- ------
    Year Ended December 31, 2006:
        First Quarter                               $  0.09  $ 0.025
        Second Quarter                                 0.09    0.025
        Third Quarter                                  0.04    0.025
        Fourth Quarter                                 0.06    0.025

                                                        Price Range
                                                       High     Low
                                                      ------- ------
    Year Ended December 31, 2007:
        First Quarter                               $   0.07  $ 0.010
        Second Quarter                                  0.09    0.005
        Third Quarter                                   0.09    0.005
        Fourth Quarter                                  0.03    0.001

As of January 14, 2008, we had 64,383,0000 shares of common stock outstanding and held of record by approximately 200 shareholders, and the high and low sale prices of a share of our common stock on the Pink Sheets on that date were $.02 and $.001, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners.

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

Mezzanine Finance & Transfer Corp.
6671 West Indiantown Road
Suite 56-307
Jupiter, FL 33458

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes and the information included under the caption "Risk Factors" included elsewhere in this document. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. See "Special Note Regarding Forward-Looking Statements" for further information regarding forward- looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of a number of factors, many of which are beyond our control, including those factors discussed under "Risk Factors" and other headings in this document, which could, among other things, cause the price of our common stock to fluctuate substantially.

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

        Results of Operations for the Year Ended December 31, 2005

From June 30, 2000 to the end of the first quarter of 2004, we were a dormant company with no operations, no income and no expenses. It did however maintain its Pink Sheet listing.

Revenues for the years ended December 31, 2005 were $0. Total Operating expenses was $52,000 for the year 2005.

Net loss for the year 2005 was $52,000 for the year 2005.

        Liquidity and Capital Resources

As of December 31, 2005, we had a working capital deficit of approximately $26,000. As of that date, we had approximately $2,000 in cash and cash equivalents. We had current liabilities of approximately $27,843.

Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

As indicated above, our consolidated financial statements as of and for the year 2005 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2006, we had an accumulated deficit of approximately $1,836,000. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our products.

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

The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the three months ended December 31, 2007, the high and low closing bid prices of our common stock were $.02 and $.001, respectively. The market price of our common stock may exhibit significant fluctuations in the future response to various factors, many of which are beyond our control and which include:

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

                     FINANCIAL STATEMENTS

                        VOTE POWER CORP.
                        BALANCE SHEETS
                         (Unaudited)

                                     December 31, 2005
                                     ------------------
              ASSETS
              ------
CURRENT ASSETS
--------------
   Cash in bank                       $       2,194
                                      --------------
   Total assets                       $       2,194

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES
-------------------
Notes Payable to related parties     $       27,843
                                     ---------------

TOTAL CURRENT LIABILITIES            $       27,843
                                     ===============

STOCKHOLDERS' EQUITY

Class B Common stock, $.005 par value,
   250,000,000 shares authorized,
   64,383,0000 issued and outstanding        321,915

Additional paid in capital                 1,485,025

Accumulated deficit, including deficit
accumulated during the development
stage of $52,025                          (1,832,589)
                                      --------------
                                             (25,649)
                                      ---------------
   Total liabilities and shareholders'
   equity                             $        2,194
                                      ===============

The accompanying notes and accountant's report should be read with these financial statements.

                              VOTE POWER CORP.
                          STATEMENTS OF OPERATIONS
                           -------------------------

                                             For the Year ended
                                             December 31, 2005
                                             -------------------

                                               (unaudited)

Sales                                         $      -
                                              --------------
Operating expenses:
Professional fees                             $      47,000
General and administrative                    $       2,425
Rent                                          $       1,800
Taxes and fees                                $         800
                                              --------------
Total operating expenses                             52,025
                                              --------------
Net loss                                      $     (52,025)
                                              ================

                              VOTE POWER CORP.
                          STATEMENTS OF CASH FLOWS
                           -------------------------


                                             For the Year ended
                                             December 31, 2005
                                             -------------------

                                               (unaudited)
Cash Flows from Operating Activities
Net loss                                      $    (52,025)
   Noncash item included
   In net income (loss) -
     Fair value of securities issued
       for compensation                             47,000
                                              --------------
Net cash provided (used)
by operating activities                             (5,025)
                                              --------------
Cash Flows From Investing Activities
Proceeds from related part notes                     6,200
                                              --------------
  Net cash provided (used)
  by financing activities                            6,200
                                              --------------
Net increase (decrease) in cash                      1,175
Cash -  beginning of year                            1,019
                                              --------------
Cash - end of year                            $      2,194

The accompanying notes and accountant's report should be read with these financial statements.

             VOTE POWER CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the year ended December 31, 2005)
                                 (Unaudited)

                                                         Class B
                             Date of         Number       Common   Additional        Additional
                            Transaction     of Shares     Stock    Paid in Capital     Deficit        Total
                            -----------    -----------   --------  ---------------   ------------     ---------
Balance December 31, 2004                  37,422,000    $187,110  $     1,122,830   $(1,780,564)     $(470,624)

Net Income (loss)                                                                        (52,025)       (52,025)
Issuance of common stock,
  $.005 par value
      Stock issued in         1/1/05       25,000,000     125,000                -             -        125,000
      payment of note
      payable ($.005
      per share)

      Stock issued in
      payment of
      professional fees
      ($.005)                 2/2/05        1,961,000       9,805                                         9,805

Proceeds from issuance
of common stock in excess
of par value

       Proceeds from payment
       of note payable                                                     325,000                       325,000

       Proceeds from payment
       of professional fees                                                 37,195                        37,195
                                             ----------    ---------   ------------   ------------    ------------
Balance December 31, 2005                    64,383,000    $321,915    $ 1,485,025    $(1,832,589)    $  (25,649)

The accompanying notes and accountant's report should be read with these financial statements.

VOTE POWER CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.  Organization and Other Matters

Vote Power Corp. ( a development stage company ) was incorporated in Florida in December of 1976 as Ludlum Construction Co. It began operations as Vote Power Corp. In May 2004, upon the acquisition of the assets and technology of Vote Power Corp.

2. Significant Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R ("SFAS 141R"), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

VOTE POWER CORP.(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (continued)

Going concern

As of December 31, 2006, the Company had incurred cumulative net losses since inception of approximately $1,832,589, which raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans for correcting these deficiencies include the future sales and licensing of the Company's products and technologies, the raising of capital through the issuance of common stock and from continued officer advances, which are expected to help provide the Company with the liquidity necessary to meet operating expenses. Over the longer term, the Company plans to achieve profitability through its operations from the sale and licensing of its Vote Power voting system. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4. Capital Stock

Capital stock at the reporting dates of the following amounts:
                                                              Class B
                                                               Common
                                                              ---------
Balance, December 31, 2004                                    $187,110
issued during the year                                         134,805

Balance, December 31, 2005                                    $321,915
                                                              ========

The Company had 64,383,000 shares of Class B common stock outstanding at December 31, 2005. the common stock has no conversion or preemptive shareholder rights as to any of the securities of the Company, and is not liable for assessment or further calls. Each share of common stock entitled to one vote on all matters to be voted on by the shareholders, and is entitled to equal dividends as declared by the Board of Directors from funds legally available.

The Company had -0- shares of series a common stock outstanding at December 31, 2005.

5. Stock Based Compensation Plans

The Company utilizes the fair-value method of accounting for the payment for goods and/or services with the issuance of equity shares in lieu of cash.

The Company accounts for its stock based compensation under the provisions of the FASB's Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123(R) "Accounting for Stock-Based Compensation." The Company expenses the imputed compensation cost related to stock options.

The Company occasionally compensates employees and other service professionals with the issuance of common stock in place of cash payments. These common stock payments were for professional fees and are valued at the estimated market value at the date of the service completion. The accompanying financial statements include $47,000 in compensation related share-based compensation for the period ended December 31, 2005.

6. Income Taxes

For the year ended December 31, 2005, there was a federal and state tax loss. This loss created a deferred tax asset which reduced to zero with valuation allowance. This results in no income tax benefit for the year ended December 31, 2005.

As of December 31, 2005, the Company has a net operating loss carry forward of approximately $1,800,000 for federal income and state income tax purposes, available to offset future taxable income. the federal operating loss carry forward expires between 2017 and 2025.

7. Supplemental Cash Flow Disclosures

Cash flows from operating activities include the following cash payments:

Franchise tax fee                                                          $800

Non-cash investing and financing activities include the following:

Repayment of shareholder loan with issuance of common stock            $269,610
                                                                       ========
Repayment of shareholder loans with additional paid in capital         $227,390
                                                                       ========

                             PART III

ITEM 8A.  CONTROLS AND PROCEDURES

As of January 14, 2008, the management of we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that Vote Power Corporation's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The directors and executive officers of Vote Power and their ages, positions, business experience and education as of January 14, 2008 are as follows:

Name                      Age         Position
------------------------------------------------------------
Mr. Inti Shaikh           52          CEO, CFO & Director
Mr. Ehsn Khanh                        CPA
Linda Restow                          VP
Mark England                          CTO

Each director serves until the next annual meeting of the Company's stockholders or until a successor is elected. No date for the next annual meeting of stockholders is specified in the Company's Bylaws or has been fixed by the Board of Directors. The Company's officers serve at the pleasure of the board of directors until their services are terminated or a successor is appointed.

Inti Shaikh, President

Has 14 years of IT experience with companies such as Microsoft, Novell, Digital Equipment Corporation, Compaq Computer Corporation, and Hewlett Packard Primary architect, designer and consultant for over 42 large scale projects. These included designing and building of directories, databases and operating systems. Team member for the state of Michigan 1999-2000 that implemented the first statewide voter registration in the United States. Mr. Shaikh has been Principle Technical Director with Microsoft Corporation; Senior Solutions Architect with Hewlett Packard Company; Principal Technologist with Novell, Inc; and as a Practice Principle with Digital Equipment Corporation. Holds a BS in Medical Technology from California State University, Los Angeles, CA.

Linda Ristow, Vice President, Software Engineering

Linda comes to VotePower with more than 20 years of software design, conceptualization, project management, team building, cost-effectiveness and successful implementations. Director of government services and software development at BIS Computer Solutions, Inc. Managed Implementation of Nationwide projects with a staff of twenty programmers and analysts, while pursuing additional business by responding to RFP's, presenting sales and demonstration events, and researching new opportunities. Director of IS Services at the City of Irvine, California for 12 years. Has extensive familiarity with government systems and procedures including elections. Held Presidency of Statewide Association of Info Services. Conceptualized, developed and presented training programs on team building and communication. Consulted with a variety of software providers and implemented numerous systems including Geographical Information Systems and Executive Information Systems. Recently, Linda has met with more than 25 Secretaries of state on behalf of Vote Power.

MARK ENGLAND, Chief Technical Officer

Mr. England has been the Senior Solutions Architect and Senior Technical Lead for the Microsoft Infrastructure Practice, Northwest Area. In this role Mr. England lead and oversaw several projects concurrently. These responsibilities were to ensure that the technical solution being implemented meet the business requirements and was the best solution. Led a team of engineers from four different companies for a Microsoft Exchange 2000 worldwide design and rollout for over 135,000 users. Mark has held positions at Compaq Computer Corporation and Hewlett Packard as a Senior Solutions Architect in Consulting and Integration. IT Division Chief for Department of Defense. Is a presenter at events and conferences and a contributing editor for Microsoft Certified Magazine. Holds an MA in Computer Science from Solano University.

EHSAN KHAN, CPA

Has been in accounting practice since 1982. Has worked for Ernst and Young for over five years CFO of BUM Equipment, a publicly traded company. Has clients of real estate, retail, wholesale, professionals, IT and several others. Has been responsible for all financial affairs such as auditors, preparing federal and multi-state income tax returns and reporting to the board. Mr. Khan is a CPA in California and Illinois and a certified management Accountant in Ontario, Canada

Section 16(a) Beneficial Ownership Reporting Compliance

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

ITEM 10.        EXECUTIVE COMPENSATION.

          Compensation of Executive Officers

In 2007 no cash salaries were paid to any of the company officers and directors. Expenses incurred by officers and directors have been reimbursed to officers and directors, as approved by the Board of Directors, this amounted to $0 in 2007. The Company intends to pay its President, $125,000 annually if and when the Company receives its desired financing. Additionally, in the event the Company is successful in obtaining this financing, it expects to pay each of its other officers compensation for the next twelve months not more than $125,000. If the Company does not receive the required financing, no salaries will be paid.

Stock Option Grants

None

Long-Term Incentive Plan Awards

In 2005, no awards were given to named executives under long-term incentive plans.

Compensation of Directors

Our directors do not receive any compensation in their capacity as members of the board of directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2007, certain information with respect to (i) each director of our company, (ii) the named executives, and (iii) all directors and executive officers of our company as a group, and (iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.


Name and Address of             Title of        Amount and Nature of
of Beneficial Owner (1)(2)        Class         Beneficial Ownership(2)     Percent of Class)
--------------------------     ---------       ------------------------   ------------------
Inti Shaikh                    Class B Common         30,000,000                46.8%

All directors and executive
officers as a group
(2 persons)                    Class B Common         30,000,000                46.7%
_______________

(1) The address of each director and executive officer named in this table is c/o Vote Power Corporation, 9018 Balboa Blvd., Ste. 534
        Northridge, CA 91325.

(2)     Beneficial ownership is determined in accordance with the rules  of
        the  Securities  and  Exchange  Commission   and generally includes
        voting or investment power with  respect to securities. Except as indicated by footnote, and subject to community  property laws where applicable,  the persons named in the  table above have  sole voting and  investment power with respect to all  shares of common stock shown  as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within  60 days after December 31, 2007, are deemed to be outstanding in calculating the percentage ownership  of a person or  group but are not deemed to be outstanding as to any other person or group.

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

        (b)     Reports on Form 8-K.

During the year ended December 31, 2007, the Registrant filed the following no current reports on Form 8-K:

        None.

              INDEX TO EXHIBITS

Exhibit
Number           Description
-------          -----------
31.1    Certification pursuant to Section 302 of Sarbanes-
        Oxley Act of 2002 - Chief Executive Officer and
        Chief Financial Officer.

32.1    Certification pursuant to Section 906 of Sarbanes-
        Oxley Act of 2002.
_________________

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by Vote Power for the audit and other services for the years shown.

                              2004             2005
                            --------        --------
    Audit Fees              $     -         $     -
    Audit - Related Fees    $     -         $     -
    Tax Fees                $     -         $     -
    All Other Fees                -               -
                            --------        --------
    Total                   $     0         $     0

                        SIGNATURES

In accordance  with Section  13 or  15(d) of  the Exchange Act, the
Registrant  caused   this report   to  be  signed  on   its behalf  by  the
undersigned thereunto duly authorized as of the 14th day of January 2008.



                                               VOTE POWER CORPORATION
                                               /S/ Inti Shaikh
                                               ----------------------------
                                               Inti Shaikh
                                               CEO
                                               (Principal Executive Officer)


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Name                         Title                         Date
------------------      ----------------------------    --------------


/S/ Inti Shaikh         CEO & Chief Financial Officer   January 14, 2008
------------------      and Director
Inti Shaikh

                  EXHIBITS

Exhibit
Number           Description
-------          -----------

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer and
                 Chief Financial Officer.

32.1             Certification pursuant to Section 906 of Sarbanes-
                 Oxley Act of 2002.