Form 10QSB
period 2006-03-30
Vote Power Corp.
filed 2008-01-16
CIK 1065516

<pre>
               U.S. Securities and Exchange Commission
                          Washington, D.C. 20549


                              FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For The Fiscal Quarter Ended March 31, 2006
                                  Or

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

                       9018 Balboa Blvd., Ste. 534
                           Northridge, CA 91325
                 ---------------------------------------
                (Address of principal executive offices)


                               (877) 217-3633
                          -------------------------
                          Issuer's telephone Number

         Securities registered under Section 12(b) of the Exchange Act:
          Title of each class      Name of each exchange on which registered
                None                                   None
___________________

Check whether  the issuer  (1) filed  all reports  required to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The Company's revenue for the quarter ended March 31, 2006 was $0.

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

Item 4.  Submission of Matters to a Vote of Security Holders...............7

Item 5.  Other Information.................................................7

Item 6.  Exhibits..........................................................7

Signatures.................................................................8

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                 FINANCIAL STATEMENTS

                        VOTE POWER CORP.
                        BALANCE SHEETS
                         (Unaudited)

                                     March 31, 2006
                                     ------------------
              ASSETS
              ------
CURRENT ASSETS
--------------
   Cash in bank			      $       1,851
                                      --------------
   Total assets                       $       1,851

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES
-------------------
Notes Payable to related parties     $       27,843
                                     ---------------

TOTAL CURRENT LIABILITIES            $       27,843
                                     ===============

STOCKHOLDERS' EQUITY

Class B Common stock, $.005 par value,
   250,000,000 shares authorized,
   64,383,0000 issued and outstanding        321,915

Additional paid in capital                 1,485,025

Accumulated deficit, including defcit
accumulated during the development
stage of $52,368                          (1,832,932)
                                      --------------
                                             (30,143)
                                      ---------------
   Total liabilities and shareholders'
   equity                             $            0
                                      ===============

The accompanying notes and accountant's report should be read with these financial statements.

                              VOTE POWER CORP.
                          STATEMENTS OF OPERATIONS
                           -------------------------

                                             For the Year ended
                                               March 31, 2006
					     -------------------

                                               (unaudited)

Sales                                         $      -
                                              --------------
Operating expenses:
Professional fees			      $           0
General and adminsitrative		      $         343
Rent					      $           0
Taxes and fees				      $           0
                                              --------------
Total operating expenses                                343
                                              --------------
Net loss                                      $        (343)
                                              ==============

                              VOTE POWER CORP.
                          STATEMENTS OF CASH FLOWS
                           -------------------------


                                             For the Year ended
                                               March 31, 2006
					     -------------------

                                               (unaudited)
Cash Flows from Operating Activities
Net loss                                      $       (343)
   Noncash item included
   In net income (loss) -
     Fair value of securities issued
       for compensation				         0
                                              --------------
Net cash provided (used)
by operating activities 		              (343)
                                              --------------
Cash Flows From Investing Activities
Proceeds from related part notes                         0
 					      --------------
  Net cash provided (used)
  by fianacing activities			         0
   	                                      --------------
Net increase (decrease) in cash                       (343)

Cash -  beginning of year			     2,194
                                              --------------
Cash - end of year			      $      1,851

The accompanying notes and accountant's report should be read with these financial statements.

             VOTE POWER CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the year ended March 31, 2006)
                                 (Unaudited)

                               			         Class B
                	     Date of         Number       Common   Additional        Additional
			    Transaction     of Shares     Stock    Paid in Capital     Deficit        Total
			    -----------    -----------   --------  ---------------   ------------     ---------
Balance December 31, 2005                    64,383,000   $321,915     $1,485,025    $(1,832,589)    $  (25,649)

Net Income (loss)									    (343)          (343)
Issuance of common stock,
  $.005 par value

Proceeds from issuuance
of common stock in excess
of par value

					     ----------   ----------  ------------   ------------    ------------
Balance March 31, 2006                       64,383,000   $321,915     $1,485,025    $(1,832,932)    $  (25,992)

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

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 2006, the Company has not recognized revenue to date and has accumulated operating losses of approximately $1,833,000 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Results of Operations

        Results of Operations for the Three Months Ended March 31, 2006

We did not generate any revenues for the three months ended March 31, 2006. We had expenses for the three months ended March 31, 2006 were $340.

Management has been working for the Company without taking any salaries or compensation of any kind. Further, management is paying for all their own expenses without seeking reimbursement from the Company now or in the future for these expenses. Management will continue to finance company operations until adequate financing has been secured.

Liquidity and Capital Resources

During the three months ended March 31, 2006 we financed our operations solely through private placements of securities. Because we are in the process of development of our Vote Power Voting System for commercial production, we have never generated any revenue from operations. Our financial statements as of and for the year ended December 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2006, we had working capital deficit of approximately $26,000 and an accumulated deficit of approximately $1,833,000.

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

Item 3.  Controls and Procedures

Our President and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 2006, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3. Defaults in Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2006, no matters were submitted to a vote of the holders of our securities.

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