Form 10KSB
period 2006-12-31
Vote Power Corp.
filed 2008-01-25
CIK 1065516

<pre>
===============================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-KSB
(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2006     OR

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

     Securities registered under Section 12(g) of the Exchange Act:
                          (Title of Class)
                               None
                       _____________________

Check whether issuer is not required to file reports pursuant to Section 13 or
15(d) of the Exchange Act.  |   |

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES | | NO |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. |   |

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES |X|  NO |   |

The Company's revenue for the twelve months ended December 31, 2006 was $0.

As of January 22, 2008, the Company had a total of 64,383,000 shares of Class
B Common Stock, par value $.005 per share (the "Common Stock"), outstanding and had no shares of Class A Common Stock outstanding.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters................................7
Item 6.  Management's Discussion and Analysis or Plan of Operation...............................10
Item 7.  Financial Statements....................................................................16

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

Item 4.   Submission of Matters to a Vote of Security Holders

None.

                            PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The following table shows the high and low closing bid prices of our common stock for the periods presented. Our common stock trades on the Pink Sheets under the symbol "VPWR".

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

As of January 22, 2008, we had 64,383,0000 shares of common stock outstanding and held of record by approximately 200 shareholders, and the high and low sale prices of a share of our common stock on the Pink Sheets on that date were $.035 and $.027, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners.

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

Overview

We are in the business to develop, produce, market and sell voting and internet security software to various unrelated entities located throughout the United States, Canada and South America. We subcontract for the manufacture of its hardware on a competitive bid basis. These manufacturers are selected on the basis of their equipment and manufacturing capabilities. The Company supplies the software to run the computer hardware and voting machines for each specific application.

Since 2005, we have been principally involved in research and development of its products and the development of markets for its Voting System. Until the first quarter of 2005, the Company had no substantial operations or substantial assets and was and is considered to be in the development stage. We are currently in talks with various interested funding groups for full and/or partial funding of the Company's developmental Voting System monetary budget requirements.

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

        Results of Operations for the Year Ended December 31, 2006

From June 30, 2000 to the end of 2004, we were a dormant company with no operations, no income and no expenses. It did however maintain its Pink Sheet listing.

Revenues for the years ended December 31, 2006 were $0. Total Operating expenses were $2,286 for the year 2007.

Net loss for the year 2006 was $2,286.

        Liquidity and Capital Resources

As of December 31, 2006, we had a working capital deficit of approximately $28,000. As of that date, we had approximately $330 in cash and cash equivalents. We had current liabilities of approximately $28,000.

Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

As indicated above, our financial statements as of and for the year 2006 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have been, and currently are, working toward identifying and obtaining new
sources  of   financing.  We are currently in discussions with a number of funding sources capable of funding the full development of our Voting Power voting system.

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

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2006, we had an accumulated deficit of approximately $1,835,000 with current deficit being approximately $55,000 attributable to Vote Power since 2004. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our products.

Our losses have resulted principally from costs incurred in connection with the prior business the development and only a small portion related to our current development efforts of our software and from costs associated with our marketing and administrative activities. We expect our operating expenses to dramatically increase as a result of the planned sale of voting machine equipment and the ancillary revenues associated with the service, training and installation of our products. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

        Without financing, we may be unable to achieve the objectives of our current business strategy, which could force us to delay, curtail or eliminate our product development programs.

If we are unable to obtain financing, we could be forced to delay, curtail or eliminate certain product development programs. In addition, our inability to obtain financing could have such a material adverse effect on our business, prospects, results of operations or financial condition that we may be forced to restructure, file for bankruptcy, sell assets or cease operations entirely, any of which could jeopardize an investment in our common stock.

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

Our common stock trades under the symbol "VWPR" in the Pink Sheets. Because our stock trades on the Pink Sheets rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

ITEM 7. FINANCIAL STATEMENTS.

The financials filed with this report are unaudited. We are in the process of an audit of our financial statement and soon as the audit is completed we will file an amendment to this 10-KSB.

                     FINANCIAL STATEMENTS

                        VOTE POWER CORP.
                        BALANCE SHEETS
                         (Unaudited)

                                     December 31, 2006
                                     ------------------
              ASSETS
              ------
CURRENT ASSETS
--------------
   Cash in bank                       $         330
                                      --------------
   Total assets                       $         330

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES
-------------------
Notes Payable to related parties     $       28,265
                                     ---------------

TOTAL CURRENT LIABILITIES            $       28,265
                                     ===============

STOCKHOLDERS' EQUITY

Class B Common stock, $.005 par value,
   250,000,000 shares authorized,
   64,383,0000 issued and outstanding        321,915

Additional paid in capital                 1,485,025

Accumulated deficit, including deficit
accumulated during the development
stage of $54,310                          (1,835,875)
                                      --------------
                                             (27,935)
                                      ---------------
   Total liabilities and shareholders'
   equity                             $          330
                                      ===============

The accompanying notes and accountant's report should be read with these financial statements.

                              VOTE POWER CORP.
                          STATEMENTS OF OPERATIONS
                           -------------------------

                                             For the Year ended
                                             December 31, 2006
                                             -------------------

                                               (unaudited)

Sales                                         $      -
                                              --------------
Operating expenses:
Professional fees                             $           0
General and administrative                    $       1,486
Taxes and fees                                $         800
                                              --------------
Total operating expenses                              2,286
                                              --------------
Net loss                                      $      (2,286)
                                              ==============

                              VOTE POWER CORP.
                          STATEMENTS OF CASH FLOWS
                           -------------------------


                                             For the Year ended
                                             December 31, 2006
                                             -------------------

                                               (unaudited)
Cash Flows from Operating Activities
Net loss                                      $     (2,286)
   Noncash item included
   In net income (loss) -
     Fair value of securities issued
       for compensation                                  0
                                              --------------
Net cash provided (used)
by operating activities                             (2,286)
                                              --------------
Cash Flows From Investing Activities
Proceeds from related part notes                       422
                                              --------------
  Net cash provided (used)
  by financing activities                              422
                                              --------------
Net increase (decrease) in cash                     (1,864)
Cash -  beginning of year                            2,194
                                              --------------
Cash - end of year                            $        330

The accompanying notes and accountant's report should be read with these financial statements.

             VOTE POWER CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the year ended December 31, 2006)
                                 (Unaudited)

                                                         Class B
                             Date of         Number       Common   Additional        Additional
                            Transaction     of Shares     Stock    Paid in Capital     Deficit        Total
                            -----------    -----------   --------  ---------------   ------------     ---------
Balance December 31, 2005                  64,383,000    $321,915  $     1,485,025   $(1,832,589)     $(25,649)

Net Income (loss)                                                                         (2,286)       (2,286)
Issuance of common stock,
  $.005 par value

Proceeds from issuance
of common stock in excess
of par value

                                             ----------   ----------  ------------   ------------    ------------
Balance December 31, 2006                    64,383,000   $321,915     $1,485,025    $(1,834,875)    $  (27,935)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the twelve months ended December 31, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007 and 2008.

VOTE POWER CORP.(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (continued)

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 2006, the Company has not recognized revenue to date and has accumulated operating losses of approximately $1,836,000 since its inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                             PART III

ITEM 8A.  CONTROLS AND PROCEDURES

As of January 22, 2008, the management of we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that Vote Power Corporation's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The directors and executive officers of Vote Power and their ages, positions, business experience and education as of January 22, 2008 are as follows:

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

Based solely upon a review of copies of these reports furnished to us during 2004 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all
Section 16(a) filing requirements applicable to our reporting persons during 2006 were complied with.

ITEM 10.        EXECUTIVE COMPENSATION.

          Compensation of Executive Officers

In 2006 and 2007 no cash salaries were paid to any of the company officers and directors. Expenses incurred by officers and directors have been reimbursed to officers and directors, as approved by the Board of Directors, this amounted to $0 in 2007. The Company intends to pay its President, $125,000 annually if and when the Company receives its desired financing. Additionally, in the event the Company is successful in obtaining this financing, it expects to pay each of its other officers compensation for the next twelve months not more than $125,000. If the Company does not receive the required financing, no salaries will be paid.

Stock Option Grants

None

Long-Term Incentive Plan Awards

In 2007, no awards were given to named executives under long-term incentive plans.

Compensation of Directors

Our directors do not receive any compensation in their capacity as members of the board of directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of January 22, 2008, certain information with respect to (i) each director of our company, (ii) the named executives, and (iii) all directors and executive officers of our company as a group, and (iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.


Name and Address of             Title of        Amount and Nature of
of Beneficial Owner (1)(2)        Class         Beneficial Ownership(2)     Percent of Class)
--------------------------     ---------       ------------------------   ------------------
Inti Shaikh                    Class B Common         30,000,000                46.8%

All directors and executive
officers as a group
(1 person )                    Class B Common         30,000,000                46.8%
_______________

(1) The address of each director and executive officer named in this table is c/o Vote Power Corporation, 9018 Balboa Blvd., Ste. 534,
        Northridge, California 91325.

(2)     Beneficial ownership is determined in accordance with the rules  of
        the  Securities  and  Exchange  Commission   and generally includes
        voting or investment power with  respect to securities. Except as indicated by footnote, and subject to community  property laws where applicable,  the persons named in the  table above have  sole voting and  investment power with respect to all  shares of common stock shown  as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within  60 days after January 22, 2008, are deemed to be outstanding in calculating the percentage ownership  of a person or  group but are not deemed to be outstanding as to any other person or group.

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

        (b)     Reports on Form 8-K.

During the year ended December 31, 2006, the Registrant filed the following no current reports on Form 8-K:

              INDEX TO EXHIBITS

Exhibit
Number           Description
-------          -----------
31.1    Certification pursuant to Section 302 of Sarbanes-
        Oxley Act of 2002 - Chief Executive Officer and
        Chief Financial Officer.

32.1    Certification pursuant to Section 906 of Sarbanes-
        Oxley Act of 2002.
_________________

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by Vote Power for the audit and other services for the years shown.

                              2005             2006
                            --------        --------
    Audit Fees              $     -         $     -
    Audit - Related Fees    $     -         $     -
    Tax Fees                $   800         $   800
    All Other Fees                -               -
                            --------        --------
    Total                   $   800         $   800

                        SIGNATURES

In accordance  with Section  13 or  15(d) of  the Exchange Act, the
Registrant  caused   this report   to  be  signed  on   its behalf  by  the
undersigned  thereunto duly authorized as of the 24th day of January 2008.



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

Name                         Title                         Date
------------------      ----------------------------    --------------


/S/ Inti Shaikh         CEO & Chief Financial Officer   January 24, 2008
------------------      and Director
Inti Shaikh

                  EXHIBITS

Exhibit
Number           Description
-------          -----------

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer and
                 Chief Financial Officer.

32.1             Certification pursuant to Section 906 of Sarbanes-
                 Oxley Act of 2002.