Form 10KSB/A
period 2006-12-31
Vote Power Corp.
filed 2008-01-25
CIK 1065516

<pre>
===============================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              1st Amendment to
                                 FORM 10-KSB
(MARK ONE)
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

As of January 25, 2008, the Company had a total of 64,383,000 shares of Class

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

Our common stock trades under the symbol "VPWR" in the Pink Sheets.

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

                        SIGNATURES

In accordance  with Section  13 or  15(d) of  the Exchange Act, the
Registrant  caused   this report   to  be  signed  on   its behalf  by  the
undersigned  thereunto duly authorized as of the 25th day of January 2008.



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

Name                         Title                         Date
------------------      ----------------------------    --------------


/S/ Inti Shaikh         CEO & Chief Financial Officer   January 25, 2008
------------------      and Director
Inti Shaikh

                  EXHIBITS

Exhibit
Number           Description
-------          -----------

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer and
                 Chief Financial Officer.

32.1             Certification pursuant to Section 906 of Sarbanes-
                 Oxley Act of 2002.