Form 10KSB/A
period 2006-12-31
Vote Power Corp.
filed 2008-01-31
CIK 1065516

<pre>
===============================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              2nd Amendment to
                                 FORM 10-KSB
(MARK ONE)
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

As of January 30, 2008, the Company had a total of 64,383,000 shares of Class
B Common Stock, par value $.005 per share (the "Common Stock"), outstanding and had no shares of Class A Common Stock outstanding.

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

Revenues for the years ended December 31, 2006 were $0. Total Operating expenses were $1,863 for the year 2007.

Net loss for the year 2006 was $1,863.

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

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2006, we had an accumulated deficit of approximately $1,835,000 with current deficit being approximately $54,000 attributable to Vote Power since 2004. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our products.

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

                     FINANCIAL STATEMENTS

                        VOTE POWER CORP.
                        BALANCE SHEETS
                         (Unaudited)

                                     December 31, 2006
                                     ------------------
              ASSETS
              ------

CURRENT ASSETS
--------------
   Cash in bank                       $         331
                                      --------------
   Total assets                       $         331

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES
-------------------
Notes Payable to related parties     $       27,843
                                     ---------------

TOTAL CURRENT LIABILITIES            $       27,843
                                     ===============

STOCKHOLDERS' EQUITY

Class B Common stock, $.005 par value,
   250,000,000 shares authorized,
   64,383,0000 issued and outstanding        321,915

Additional paid in capital                 1,485,025

Accumulated deficit, including deficit
accumulated during the development
stage of $53,888                          (1,834,452)
                                      --------------
                                             (27,512)
                                      ---------------
   Total liabilities and shareholders'
   equity                             $          331
                                      ===============

The accompanying notes and accountant's report should be read with these financial statements.

                                VOTE POWER CORP.
                           STATEMENTS OF OPERATIONS
                           -------------------------

                                             For the Year ended
                                             December 31, 2006
                                             -------------------

                                               (unaudited)

Sales                                         $      -
                                              --------------
Operating expenses:
General and administrative                    $       1,063
Taxes and fees                                $         800
                                              --------------
Total operating expenses                              1,863
                                              --------------

Net loss                                      $      (1,863)
                                              ==============


                              VOTE POWER CORP.
                          STATEMENTS OF CASH FLOWS
                           -------------------------


                                             For the Year ended
                                              December 31, 2006
                                             -------------------
                                               (unaudited)
Cash Flows from Operating Activities
Net loss                                      $     (1,863)
   Noncash item included
   In net income (loss) -
     Fair value of securities issued
       for compensation                                  0
                                              --------------
Net cash provided (used)
by operating activities                             (1,863)
                                              --------------

Net increase (decrease) in cash                     (1,863)
Cash -  beginning of year                            2,194
                                              --------------
Cash - end of year                            $        331
                                              ==============

The accompanying notes and accountant's report should be read with these financial statements.

             VOTE POWER CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the year ended December 31, 2006)
                                 (Unaudited)

                                                          Class B
                             Date of         Number        Common     Additional       Additional
                            Transaction     of Shares      Stock    Paid in Capital     Deficit         Total
                            -----------     -----------   --------  ---------------   ------------     ---------
Balance December 31, 2005                   64,383,000    $321,915  $     1,485,025   $(1,832,589)     $(25,649)

Net Income (loss)                                                                          (1,863)       (1,863)
Issuance of common stock,
  $.005 par value

Proceeds from issuance
of common stock in excess
of par value

                                             ----------   ----------  ------------   ------------    ------------
Balance December 31, 2006                    64,383,000   $321,915     $1,485,025    $(1,834,452)    $  (27,512)
                                             ==========   ==========  ============   ============    ============

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

                             PART III

ITEM 8A.  CONTROLS AND PROCEDURES

As of January 30, 2008, the management of we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that Vote Power Corporation's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

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

                        SIGNATURES

In accordance  with Section  13 or  15(d) of  the Exchange Act, the
Registrant  caused   this report   to  be  signed  on   its behalf  by  the
undersigned  thereunto duly authorized as of the 30th day of January 2008.



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

Name                         Title                         Date
------------------      ----------------------------    --------------


/S/ Inti Shaikh         CEO & Chief Financial Officer   January 30, 2008
------------------      and Director
Inti Shaikh

                  EXHIBITS

Exhibit
Number           Description
-------          -----------

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer and
                 Chief Financial Officer.

32.1             Certification pursuant to Section 906 of Sarbanes-
                 Oxley Act of 2002.