Form 10QSB
period 2007-03-31
Vote Power Corp.
filed 2008-01-31
CIK 1065516

<pre>
               U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For The Fiscal Quarter Ended March 31, 2007
                                  Or

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

Check whether  the issuer  (1) filed  all reports  required to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

The Company's revenue for the quarter ended March 31, 2007 was $0.

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

Item 3.  Controls and Procedures...........................................7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................8

Item 2.  Changes in Securities.............................................8

Item 3.  Defaults Upon Senior Securities...................................9

Item 4.  Submission of Matters to a Vote of Security Holders...............9

Item 5.  Other Information.................................................9

Item 6.  Exhibits..........................................................9

Signatures................................................................10

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                 FINANCIAL STATEMENTS

                        VOTE POWER CORP.
                        BALANCE SHEETS
                         (Unaudited)

                                       March 31, 2007
                                     ------------------
              ASSETS
              ------
CURRENT ASSETS
--------------
   Cash in bank                       $          221
                                      --------------
   Total assets                       $          221

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES
-------------------
Notes Payable to related parties     $        27,843
                                     ---------------

TOTAL CURRENT LIABILITIES            $        27,843
                                     ===============

STOCKHOLDERS' EQUITY

Class B Common stock, $.005 par value,
   250,000,000 shares authorized,
   64,383,0000 issued and outstanding        321,915

Additional paid in capital                 1,485,025

Accumulated deficit, including deficit
accumulated during the development
stage of $53,888                          (1,834,562)
                                      --------------
                                             (27,622)
                                      ---------------
   Total liabilities and shareholders'
   equity                             $          221
                                      ===============

The accompanying notes and accountant's report should be read with these financial statements.

                              VOTE POWER CORP.
                          STATEMENTS OF OPERATIONS
                           -------------------------

                                             For the Three Months
                                             ended March 31, 2007
                                             ---------------------

                                               (unaudited)

Sales                                         $      -
                                              --------------
Operating expenses:
General and administrative                    $         110
Taxes and fees                                $           0
                                              --------------
Total operating expenses                                110
                                              --------------
Net loss                                      $        (110)
                                              ==============

                              VOTE POWER CORP.
                          STATEMENTS OF CASH FLOWS
                           -------------------------


                                             For the Thrre Months
                                             ended March 31, 2007
                                             ---------------------

                                               (unaudited)
Cash Flows from Operating Activities
Net loss                                      $         (110)
   Noncash item included
   In net income (loss) -

Net cash provided (used)
by operating activities                                 (110)
                                              ---------------
Net increase (decrease) in cash                         (110)
Cash -  beginning of quarter                             331
                                              ---------------
Cash - end of quarter                         $          221
                                              ===============

The accompanying notes and accountant's report should be read with these financial statements.

             VOTE POWER CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the three months ended March 31, 2007)
                                 (Unaudited)

                                                         Class B
                             Date of        Number       Common     Additional        Additional
                            Transaction    of Shares     Stock     Paid in Capital     Deficit          Total
                            -----------    -----------   --------  ---------------   ------------     ---------
Balance December 31, 2006                    64,383,000   $321,915     $1,485,025    $(1,834,875)     $ (27,512)

Net Income (loss)                                                                           (110)          (110)
Issuance of common stock,
  $.005 par value

Proceeds from issuuance
of common stock in excess
of par value

                                             ----------   ----------  ------------   ------------    ------------
Balance March 31, 2007                       64,383,000   $321,915     $1,485,025    $(1,834,562)    $   (27,612)
                                             ==========   ==========  ============   ============    ============
The accompanying notes and accountant's report should be read with these financial statements.

VOTE POWER CORP.(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

VOTE POWER CORP. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (continued)

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

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 31, 2007, the Company has not recognized revenue to date and has accumulated operating losses of approximately $1,835,000 since its inception and $54,000 during the developmental stage. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage activities

There were no financial activity, either from collections or disbursals, for the years 2002 through 2004. As a result, the filings for 2002 through 2004 contain no audited financial statements.

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

VOTE POWER CORP. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (continued)

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included elsewhere in this report. This report contains forward-looking statements, including statements concerning future conditions in the computer voting and anti-virus industry, and concerning our future business, financial condition, operating strategies, and operational and legal risks. We use words like "believe," "expect," "may," "will," "could," "estimate," "continue," "anticipate," "intend," "future," "plan" or variations of those terms and other similar expressions, including their use in the negative, to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as to our expectations as of the date of this report. These forward-looking statements are subject to a number of risks and uncertainties, including those identified under "Risk Factors" of our most recent Annual Report on Form 10-KSB and any amendments. Although we believe that the expectations reflected in these forward-looking statements are reasonable, actual industry conditions, and actual conditions and results in our business, could differ materially from those expressed in these forward-looking statements. In addition, none of the events anticipated in the forward-looking statements may actually occur. Any of these different outcomes could cause the price of our common stock to decline substantially. Except as required by law, we undertake no duty to update any forward-looking statement after the date of this report, either to conform any statement to reflect actual results or to reflect the occurrence of unanticipated events.

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

Results of Operations

        Results of Operations for the three Months Ended March 31, 2007

We did not generate any revenues for the three months ended March 31, 2007. We had expenses for the three months ended March 31, 2007 were $110.

Management has been working for the Company without taking any salaries or compensation of any kind. Further, management is paying for all their own expenses without seeking reimbursement from the Company now or in the future for these expenses. Management will continue to finance company operations until adequate financing has been secured.

Liquidity and Capital Resources

During the three ended March 31, 2007 we financed our operations solely through private funding. Because we are in the process of development of our Vote Power Voting System for commercial production, we have never generated any revenue from operations. Our financial statements as of and for the year December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2007, we had working capital deficit of approximately $ 28,000 and an accumulated deficit of approximately $1,835,000.

We have been, and currently are, working toward identifying and obtaining new
sources  of   financing.  We are currently in discussions with a number of funding sources capable of funding the full development of our Voting Power voting system.

                      Business Of Vote Power Corp.

Vote Power Opportunity

Year 2000 National Presidential Elections dealt a severe blow to the nation's election process and credibility. On response, Congress provided a speedy approval of the Election Reform titled Help America Vote Act (HAVA). The HAVA Act initially provided $3.86 billion Federal funding for the 50 States to upgrade their election support systems. The bill also banned the use of legacy "Punch Card" voting solutions in future elections. The result of this legislation required all states to investigate new solutions for the voting procedures as HAVA seeks to enhance the accessibility and the integrity of elections.

The United States prides itself on being the strongest democracy in the world. The strength of its democracy is based free and fair election process. The nation depends on a reliable election process.

Vote Power offers a through, reliable, and secure software solution for the future of all elections.

Power Challenge

Following the approval of the HAVA Act, the US DES (Department of Election Services) initiated a $120 million project in conjunction with MIT and CalTech to develop the requirements and standards for the vendors who wish to participate in creating the electronic voting software. These requirements and standards are in addition to the certification requirements mandated by the NASED (National Association of State Election Directors).

Although several of the software vendors are certified by NASED at the present time, none of the newly developed software has proven to be insecure over time and have been very vulnerable to the hacker attacks. To date, there is not a single solution in the market which does not compromise voter information.

Vote Power offers end-to-end voting technology software products - from Voter Registration to the provisional ballots, to the Direct Recording Equipment
(DRE), to the printing ballots, through the final tally reports for the election officials.

        o       Vote Power core solution Highlights:
        o based on Oracle 11i database security with - 10 Security Certificate encryption (as confidential as the Pentagon and the White House Classified documents)
        o       offers Audit Trail (printed proof)
        o       offers Accountability
        o       offers Reliability
        o       offers consistency
        o       offers usability
        o       offers scalability
        o offers option to perform a manual count in case of close election results

 Vote Power - only vendor with the solution for the American disabled voters

        o Vote Power has great respect and insight into the requirements of the American Disability Act and its beneficiaries.

 Vote Power Optional solution features:

        o       Support for jury service
        o       Support for candidate tracking
        o       Support for lobbyist tracking
        o       Support for campaign election and donation tracking
        o       Document imaging
        o       Voter Registration applications
        o       Support for DMV database synchronization
        o       Support for FBI database synchronization

 Power Associations

  Vote Power has been working with the following world class companies to align its solution and the strategies.

        o Hewlett Packard (HP) Company - for the printing solution opportunity
        o Oracle Corporation - for the Voter Registration database and the Electronic voting software

The Oracle Corporation has advertised for many years a million dollar challenge to anyone who could break the security of their products. Vote Power will take advantage of this strength by building its application software on the Oracle product line.

        o MapQuest - for the mapping interface and the voter address confirmation solution

MapQuest has extensive experience with the mapping technology. Vote Power tools will benefit from this experience and apply this leverage to simplify the maintenance of the voting precincts and special districts.

        o CyberThink InfoTech - to assist in all areas of software and database development

Power Consulting Opportunity

The members of Vote Power's current executive team hold strategic positions with the world's largest technology companies such as IBM, Oracle, HP, DEC, Compaq and EDS in the Information Technology departments and the e-voting practices. The team has sizable experience in the electronic voting technology field. Vote Power has established relationships with numerous State and County officials, many of which are looking forward to viewing the Vote Power DRE demo upon completion.

Power Products

1.      Voter Registration (PowerReg)

        A massive relational database that holds identification and related information of each voter

2.      ABS (Absentee Ballot Solution) (PowerScan)

        Helps a voter to vote remotely or as an absentee voter

3.      DRE (Direct Recording Equipment Solution) (PowerVote)

        The equipment used to cast the ballots at various polling sites. The equipment will also be ADA (American Disabilities Act) compliant, and provide for an optional paper receipt

4.      EMS (Election Management System) (PowerManage)

        Software that is created to support the administration of the electronic voting tool

5.      Election Deployment (PowerCenter)

        Managing the Election Day by the minute; a proactive tool for trouble free Election Day

6.      Election Reporting (PowerReport)

        A tool for collecting and reporting the results to the public/network (Provisional and final tally).

        This provides accountability by maintaining a tight audit control.

Electronic Voting Market Size

General Overview

The electronic voting market is large. The electronic industry is in its infancy. Just as in the initial stages of the Internet days when it was practically impossible to quantify the Internet commerce size; currently, the total size of the voting market is unknown. What is known is how much the HAVA Act has budgeted so far to the states. VotePower has broken down the steps in smaller phases to capture the essence of the underlying behemoth market starting with the general verifiably statistics.

Verifiable Statistics
---------------------
                                Number
                                ------
Counties                         3,439
States                              50
Polling Sites                  117,954
US Population              303,610,824
Registered Voters          160,913,737
Absentee Voters             19,309,648
Booths at Polling Site               7
Kiosks at Polling site               8
Servers at polling site              2
Printers at polling site             2


Voting Solution Life Cycle
--------------------------

ABS/VR                          Absentee voters system / Voter Reg.
DRE                             Direct Recording Equipment
DRE-S&S                         DRE w/Servers + Storage
EVS                             Electronic Voting Software
Dep/Inst                        Deployment + Installation + DeInstallation
Printing                        Printing solutions
S&M                             Storage & Maintenance

The Voter Registration Market
-----------------------------
Absentee Voters / Voter Reg.

US States                             50
Avg VR Project per State      13,000,000
VR Market Size              $650,000,000


The Direct Recording Equipment (DRE) Market
-------------------------------------------
Two of the main hardware solutions utilized by Vote Power are the touch screen voting hardware and the scanning hardware. The scanning hardware is standard piece of equipment already in use by various counties at the present time which will utilize Vote Power's specialized software for a better tabulation result.

The touch screen voting hardware (PowerVote/DRE) is Vote Power's flagship software product and a prime difference from the competing vendors. Using VotePower methodology/solution set, the loss of the voting client due to malfunction or breakage does not result in any loss of the ballot. In VotePower solution, all ballots cast through the touch screen (DRE) machine are stored in two redundant (independent) servers and therefore the damage to the voting device in any form does not affect the cast ballots. This process also helps in tabulation as there is only one device per polling site to tabulate versus tabulating of all the DREs at the polling site, which is what is offered by other vendors.

Vote Power's DRE (touch screen machine) is just 5.2 lbs, the lightest amongst all the vendors.

Direct Recording Equipment
--------------------------
Total walk-in voters                    148,617,498
Voters per kiosk                                200
Kiosks required                             861,042
Market price per equipment                   $2,800
Market size                          $2,410,916,908

*HAVA recommends average touch screen machine price to be $2,800

The Servers and Backup Server Market
------------------------------------
Direct Recording Equipment - Server/Storage

Polling sites                               117,954
Servers required at site                          2
Total servers required                      235,909
Market price - server                        $2,000
Storage server(s) at site                         1
Total storage equip. required               117,954
Market price - storage equip.                $1,000
Total market size                      $589,771,305

The Election Management Software Market
---------------------------------------
Electronic Voting Software

Total voters                            166,985,953
Software development chg - low end            $1.23
Software development chg - high end           $1.71
Average development chg                       $1.47
Market size                            $245,469,351

The Printing Market
-------------------
Printing Ballot Papers

Total voters                            166,985,953
Ballots                                 148,617,498
Printers required per site                  235,909
Printer market price                           $750
Market size                            $176,931,392

The Deployment - Installation - De-installation Market
------------------------------------------------------
Deployment / Installation/ Unistallation

Polling sites                               117,954
Kiosk transportation, install/deinstall etc.   $750
Kiosks                                      861,042
Market size                            $645,781,315

The Storage - Maintenance - and Upgrade Market
----------------------------------------------
Storage & Maintenance & Upgrade

Kiosks                                       861,042
Storage, Maintenance, Upgrade                   $300
Market size                             $258,312,526

The Total Electronic Voting Market
----------------------------------
Voting Solution Market Size

ABS/VR                                $  650,000,000
DRE                                   $2,410,916,908
DRE-S&S                               $  589,771,305
EVS                                   $  245,469,351
Printing                              $  176,931,392
Dep/Inst                              $  645,781,315
S&M                                   $  258,312,526
                                      --------------
Total                                 $4,977,182,796
                                      ==============

Marketing and Sales Strategy

Positioning

VotePower creates value by approaching the market with a 'laser-like' focus and concentration on the e-voting market. Fortunately, the executive team not only has industry IT expertise, it also has voting processes' expertise. The dual expertise of both industries has enabled the Vote Power team to tackle the market in a number of unique ways.

Routes to Market
----------------

PARTNERING APPROACH

Initially, Vote Power's marketing and sales strategy is to form one or more non-exclusive partnerships with top IT companies. VotePower already has established partnering relationships with HP (Hewlett Packard) and Oracle. The partnering approach will substantially reduce the cost of marketing and provide the company the fastest national exposure at the most cost effective dollar possible.

Companies like HP, IBM, and Oracle actively seek software creators like VotePower to include in their intensive business partner programs. Their Software Vendor Marketing Program has prime potential channels for distribution of VotePower products. Additional significant benefits of partnering with these firms allows Vote Power to maintain focus on development and operations of its core competencies, while the company will provide a very large sales force with their existing clients to sell Vote Power products across the country. These experienced partners can also assist with training and support.

SOLO APPROACH

VotePower is highly knowledgeable and experienced in delivering the entire e-voting solution to a county or state that VotePower wins a project in. Currently, the executive team already specializes in delivering high quality multi-million, multi-month, multi-resource IT projects across the country in their respective roles. Therefore delivering the voting software solution will require no special training for the VotePower team and the identified resources.

WEB APPROACH

VotePower will develop and maintain an Internet site to provide product demonstration, online technical support, user updates, HAVA updates, and allow for immediate customer feedback.

FRANCHISE OPTION

Managing and implementing voting software and solutions in 3,126 counties across
the nation is a daunting task to say the least.   The amount of resources, time,
and manpower required to deliver the solution is extremely large and complex. Therefore, VotePower may adopt a franchised approach whereby its products and services may be marketed to a large number of small companies. The smaller companies will license Vote Power's software and delivery procedures. This may speed up the ultimate goal of having Vote Power regarded as the industry standard.

ELECTION ON DEMAND APPROACH

Election on Demand is a unique concept offered by no other vendor or competitor at the present time. In its most basic definition, this approach means that VotePower will become a 'one-stop-shop' for the counties and the state officials for all their election needs. The election official would receive end-to-end solution by placing simply one phone call to the VotePower sales department.

The Election on Demand initiative will include, but not limited to, discovery, analysis, and review of the current voting systems of a given county. It would include voter registration and maintenance, candidate screening and support, election material development and maintenance, precinct and special district maintenance, absentee ballot, touch screen voting machines, election software, installation and implementation of servers, back of the servers, drop off and pick up of the voting machines, arrangements of transportation and storage, and delivery of the reports with tallying details for the candidates.

SCHOOL AND UNIVERSITY APPROACH

VotePower will offer free training and test software to local schools and libraries. As the time and resources are secured, VotePower will take this approach to local colleges and universities as well.

SUPPORTING MARKETING COLLATERAL

VotePower will supplement its business partner's sales force in situations such as trade shows, seminars, and electronic voting conventions. The company will also support the marketing efforts of its business partners with several different promotional vehicles. These will include advertisements in prominent election journals, election articles, and the Election Today magazine. The VotePower team has attended two National Association of Election Director's Conference's this year where its products were reviewed and discussed with election officials.

Hardware Partners

VotePower has strategic partnerships with the leading hardware vendors for its Direct Recording Equipment solution. Touch screen monitors will be used as the vote casting vehicle. Currently, VotePower has identified View Sonic, HP, Sharp, and Team Computers as the top candidates for the hardware solution partners.

Potential Software Partners

        o       Oracle Corporation
        o       MapQuest, Inc.
        o       ESRI Corp.
        o       CyberThink InfoTech

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

During the first fiscal quarter of 2004, new shares of common stock were issued as an exchange of 30,000,000 restricted shares according the SEC 144 Rule for the intellectual property of Vote Power in the form of software and certain developed hardware. 6,000,000 shares were issued for the purpose of private placement for additional capital for the company. We currently have 64,383,000 shares of B common stock outstanding.

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

ITEM 3. Defaults in Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2007, no matters were submitted to a vote of the holders of our securities.

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

                                  VOTE POWER CORPORATION


Dated: January 30, 2008           By: /s/ Inti Shaikh
                                  -------------------------------
                                  Inti Shaikh
                                  CEO

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