Form 10QSB
period 2007-06-30
Vote Power Corp.
filed 2008-01-31
CIK 1065516

<pre>
               U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For The Fiscal Quarter Ended June 30, 2007
                                  Or

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

Check whether  the issuer  (1) filed  all reports  required to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

The Company's revenue for the quarter ended June 30, 2007 was $0.

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

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                 FINANCIAL STATEMENTS

                        VOTE POWER CORP.
                        BALANCE SHEETS
                         (Unaudited)

                                       June 30, 2007
                                     ------------------
              ASSETS
              ------
CURRENT ASSETS
--------------
   Cash in bank                       $         185
                                      --------------
   Total assets                       $         185

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES
-------------------
Notes Payable to related parties     $       27,843
                                     ---------------

TOTAL CURRENT LIABILITIES            $       27,843
                                     ===============

STOCKHOLDERS' EQUITY

Class B Common stock, $.005 par value,
   250,000,000 shares authorized,
   64,383,0000 issued and outstanding        321,915

Additional paid in capital                 1,485,025

Accumulated deficit, including deficit
accumulated during the development
stage of $53,888                          (1,834,598)
                                      --------------
                                             (27,658)
                                      ---------------
   Total liabilities and shareholders'
   equity                             $          185
                                      ===============

The accompanying notes and accountant's report should be read with these financial statements.

                              VOTE POWER CORP.
                          STATEMENTS OF OPERATIONS
                           -------------------------

                                             For the Six Months
                                             ended June 30, 2007
                                             -------------------

                                               (unaudited)

Sales                                         $      -
                                              --------------
Operating expenses:
General and administrative                    $         146
Taxes and fees                                $           -
                                              --------------
Total operating expenses                                146
                                              --------------
Net loss                                      $        (146)
                                              ==============

                              VOTE POWER CORP.
                          STATEMENTS OF CASH FLOWS
                           -------------------------


                                             For the Six Months
                                             ended June 30, 2007
                                             -------------------
                                               (unaudited)
Cash Flows from Operating Activities
Net loss                                      $        (146)
   Noncash item included
   In net income (loss) -
        Net cash provided (used)
        by operating activities                        (146)
                                              --------------

Net increase (decrease) in cash                        (146)

Cash -  beginning of quarter                            331
                                              --------------
Cash - end of quarter                         $         185

The accompanying notes and accountant's report should be read with these financial statements.

             VOTE POWER CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the yaer ended June 30, 2007)
                                 (Unaudited)

                                                         Class B
                             Date of         Number       Common    Additional        Additional
                            Transaction     of Shares     Stock    Paid in Capital     Deficit         Total
                            -----------    -----------   --------  ---------------   ------------     ---------
Balance December 31, 2006                   64,383,000   $321,915     $1,485,025     $(1,834,452)     $ (27,512)

Net Income (loss)                                                                           (146)          (146)
Issuance of common stock,
  $.005 par value

Proceeds from issuuance
of common stock in excess
of par value

                                             ----------   ----------  ------------   ------------    ------------
Balance June 30, 2007                        64,383,000   $321,915     $1,485,025    $(1,834,598)    $  (27,658)

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

Results of Operations

        Results of Operations for the Six Months Ended June 30, 2007

We did not generate any revenues for the Six months ended June 30, 2007. We had expenses for the Six months ended June 30, 2007 were $110.

Management has been working for the Company without taking any salaries or compensation of any kind. Further, management is paying for all their own expenses without seeking reimbursement from the Company now or in the future for these expenses. Management will continue to finance company operations until adequate financing has been secured.

Liquidity and Capital Resources

During the Six ended June 30, 2007 we financed our operations solely through private funding. Because we are in the process of development of our Vote Power Voting System for commercial production, we have never generated any revenue from operations. Our financial statements as of and for the year December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of June 30, 2007, we had working capital deficit of approximately $28,000 and an accumulated deficit of approximately $1,835,000.

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