Form 10KSB
period 2007-12-31
Vote Power Corp.
filed 2008-04-14
CIK 1065516

<pre>
===============================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              1st Amendment to
                                 FORM 10-KSB
(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2007     OR

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES |X|  NO |   |

The Company's revenue for the twelve months ended December 31, 2007 was $0.

As of April 14, 2008, the Company had a total of 64,383,000 shares of Class

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

As of April 14, 2008, we had 64,383,0000 shares of common stock outstanding and held of record by approximately 200 shareholders, and the high and low sale prices of a share of our common stock on the Pink Sheets on that date were $.035 and $.027, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners.

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

        Results of Operations for the Year Ended December 31, 2007

From June 30, 2000 to the end of 2004, we were a dormant company with no operations, no income and no expenses. It did however maintain its Pink Sheet listing.

Revenues for the years ended December 31, 2007 were $0. Total Operating expenses were $2,286 for the year 2007.

Net loss for the year 2006 was $2,286.

        Liquidity and Capital Resources

As of December 31, 2007, we had a working capital deficit of approximately $28,000. As of that date, we had approximately $330 in cash and cash equivalents. We had current liabilities of approximately $28,000.

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

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2007, we had an accumulated deficit of approximately $1,835,000 with current deficit being approximately $55,000 attributable to Vote Power since 2004. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our products.

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

                                     December 31, 2007
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
                                     ===============

STOCKHOLDERS' EQUITY

Class B Common stock, $.005 par value,
   250,000,000 shares authorized,
   64,383,0000 issued and outstanding        321,915

Additional paid in capital                 1,485,025

Accumulated deficit, including deficit
accumulated during the development
stage of $54,310                          (1,834,875)
                                      --------------
                                             (27,935)
                                      ---------------
   Total liabilities and shareholders'
   equity                             $          330
                                      ===============

The accompanying notes and accountant's report should be read with these financial statements.

                              VOTE POWER CORP.
                          STATEMENTS OF OPERATIONS
                           -------------------------

                                             For the Year ended
                                             December 31, 2007
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
                                              ==============

                              VOTE POWER CORP.
                          STATEMENTS OF CASH FLOWS
                           -------------------------


                                             For the Year ended
                                             December 31, 2007
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

             VOTE POWER CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the year ended December 31, 2007)
                                 (Unaudited)

                                                         Class B
                             Date of         Number       Common   Additional        Additional
                            Transaction     of Shares     Stock    Paid in Capital     Deficit        Total
                            -----------    -----------   --------  ---------------   ------------     ---------
Balance December 31, 2006                  64,383,000    $321,915  $     1,485,025   $(1,832,589)     $(25,649)

Net Income (loss)                                                                         (2,286)       (2,286)
Issuance of common stock,
  $.005 par value

Proceeds from issuance
of common stock in excess
of par value

                                             ----------   ----------  ------------   ------------    ------------
Balance December 31, 2007                    64,383,000   $321,915     $1,485,025    $(1,834,875)    $  (27,935)

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

        (b)     Reports on Form 8-K.

During the year ended December 31, 2006, the Registrant filed the following no current reports on Form 8-K:

              INDEX TO EXHIBITS

Exhibit
Number           Description
-------          -----------
31.1             Certification pursuant to Section 302 of Sarbanes-
                 Oxley Act of 2002 - Chief Executive Officer

31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

32.1             Certification pursuant to Section 906 of Sarbanes-
                 Oxley Act of 2002.
_________________

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by Vote Power for the audit and other services for the years shown.

                              2007             2006
                            --------        --------
    Audit Fees              $     -         $     -
    Audit - Related Fees    $     -         $     -
    Tax Fees                $   800         $   800
    All Other Fees                -               -
                            --------        --------
    Total                   $   800         $   800

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

Name                         Title                         Date
------------------      ----------------------------    --------------


/S/ Inti Shaikh         CEO & Chief Financial Officer   April 14, 2008
------------------      and Director
Inti Shaikh

                  EXHIBITS

Exhibit
Number           Description
-------          -----------

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

32.1             Certification pursuant to Section 906 of Sarbanes-
                 Oxley Act of 2002.