Form 10-Q
period 2008-03-31
Vote Power Corp.
filed 2008-06-27
CIK 1065516

<pre>

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                     FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2008 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporing company" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer | |                    Accelerated filer | |
    Non-accelerated filer | |                      Smaller reporting company |X|
    (Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

As of June 27, 2008, the Company had a total of 130,584,724 shares of Class
B Common Stock, par value $.005 per share (the "Common Stock"), outstanding and had no shares of Class A Common Stock outstanding.

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

                                      March 31, 2008
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

                              VOTE POWER CORP.
                          STATEMENTS OF OPERATIONS
                           -------------------------

                                             Three Months Ended
                                                March 31, 2008
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
                                              ==============

                              VOTE POWER CORP.
                          STATEMENTS OF CASH FLOWS
                           -------------------------


                                              Three Months Ended
                                                March 31, 2008
                                             ---------------------

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

             VOTE POWER CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the Three Months ended March 31, 2008)
                                 (Unaudited)

                                                         Class B
                             Date of         Number       Common   Additional        Additional
                            Transaction     of Shares     Stock    Paid in Capital     Deficit        Total
                            -----------    -----------   --------  ---------------   ------------     ---------
Balance December 31, 2007                  64,383,000    $321,915  $     1,485,025   $(1,834,875)     $(25,649)

Net Income (loss)                                                                         (2,286)       (2,286)
Issuance of common stock,
  $.005 par value

Proceeds from issuance
of common stock in excess
of par value

                                             ----------   ----------  ------------   ------------    ------------
Balance March 31, 2008                       64,383,000   $321,915     $1,485,025    $(1,834,875)    $  (27,935)

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

Results of Operations

        Results of Operations for the Three Months Ended March 31, 2008

We did not generate any revenues for the Three months ended March 31, 2008. Management has been working for the Company without taking any salaries or compensation of any kind. Further, management is paying for all their own expenses without seeking reimbursement from the Company now or in the future for these expenses. Management will continue to finance company operations until adequate financing has been secured.

Liquidity and Capital Resources

During the Three months ended March 31, 2008 we financed our operations solely through private funding. Because we are in the process of development of our Vote Power Voting System for commercial production, we have never generated any revenue from operations. Our financial statements as of and for the year March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2008, we had working capital deficit of approximately
$28,000. As of that date, we had approximately $330 in cash and cash equivalents. We had current liabilities of approximately $28,000.attributable to our developmental stage.

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

Potential Software Partners

        o       Oracle Corporation
        o       MapQuest, Inc.
        o       ESRI Corp.
        o       CyberThink InfoTech

Item 3.  Controls and Procedures

Our President and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2008, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2008, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3. Defaults in Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2008, no matters were submitted to a vote of the holders of our securities.

ITEM 5. Other Information

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

Exhibit No. Description
----------- -------------------------------------------------------------------
31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 - President and Chief Financial Officer

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 - Chief Financial Officer

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K.

                  None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Ludlum has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VOTE POWER CORPORATION


Dated: June 27, 2008         By: /s/ Inti Shaikh
                                  -------------------------------
                                  Inti Shaikh
                                  CEO

                           Exhibits Filed with this Report

Exhibit No. Description
----------- -------------------------------------------------------------------
31.1 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 - President

31.2 Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 - Chief Financial Officer

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002