Form 10-Q
period 2008-06-30
Vote Power Corp.
filed 2008-10-01
CIK 1065516

<pre>

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                     FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2008 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer | |                    Accelerated filer | |
    Non-accelerated filer | |                      Smaller reporting company |X|
    (Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No | |

        As of October 1, 2008, the Company had a total of 373,100 shares of Class B Common Stock, par value $.01 per share (the "Common Stock"), outstanding and had no shares of Class A Common Stock outstanding.

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

                                      June 30, 2008
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
                                     ===============

STOCKHOLDERS' EQUITY

Class B Common stock, $.01 par value,
   250,000,000 shares authorized,
   373,100 issued and outstanding              3,731

Additional paid in capital                 1,891,144

Accumulated deficit, including deficit
accumulated during the development
stage of $114,310                         (1,922,810)
                                      --------------
                                             (27,935)
                                      ---------------
   Total liabilities and shareholders'
   equity (deficit)                   $          330
                                      ===============

The accompanying notes and accountant's report should be read with these financial statements.

                              VOTE POWER CORP.
                          STATEMENTS OF OPERATIONS
                           -------------------------

                                             Six Months Ended
                                                June 30, 2008
                                             -------------------

                                               (unaudited)

Sales                                         $      -
                                              --------------
Operating expenses:
Professional fees                             $      60,000
General and administrative                    $       1,486
Taxes and fees                                $         800
                                              --------------
Total operating expenses                              62,286
                                              --------------
Net loss                                      $      (62,286)
                                              ==============

                              VOTE POWER CORP.
                          STATEMENTS OF CASH FLOWS
                           -------------------------
                                    (Unaudited)

                                              Six Months Ended
                                                June 30, 2008
                                             ---------------------

                                               (unaudited)
Cash Flows from Operating Activities
Net loss                                      $    (62,286)
   Noncash item included
   In net income (loss) -
     Fair value of securities issued
       for compensation                             60,000
                                              --------------
Net cash provided (used)
by operating activities                             (2,286)
                                              --------------
Cash Flows From Investing Activities
Proceeds from related part notes                       422
                                              --------------
  Net cash provided (used)
  by financing activities                              422
                                              --------------
Net increase (decrease) in cash                     (1,864)
Cash -  beginning of year                            2,194
                                              --------------
Cash - end of year                            $        330

The accompanying notes and accountant's report should be read with these financial statements.

             VOTE POWER CORP. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the Six Months ended June 30, 2008)
                                 (Unaudited)

                                                         Class B
                             Date of         Number       Common   Additional        Additional
                            Transaction     of Shares     Stock    Paid in Capital     Deficit        Total
                            -----------    -----------   --------  ---------------   ------------     ---------
Balance December 31, 2007                     201,671    $  2,017  $   1,832,858     $(1,834,875)     $(25,649)

Net Income (loss)                                                                        (62,286)      (62,286)
Issuance of common stock,
  $.01 par value

Loss from reverse stock
split and resetting of
par value to $.01                                                                        (27,935)      (27,935)

Stock Issued For Services    4-1-08           171,429       1,714         58,286
Proceeds from issuance
of common stock in excess
of par value

                                             ----------   ----------  ------------   ------------    ------------
Balance June 30, 2008                          373,100   $  3,731     $1,891,144     $(1,922,810)    $(115,935)

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

VOTE POWER CORP.(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (continued)

2.  BASIS OF PRESENTATION

The accompanying unaudited financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the above accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included elsewhere in this report. This report contains forward-looking statements, including statements concerning future conditions in the computer voting and anti-virus industry, and concerning our future business, financial condition, operating strategies, and operational and legal risks. We use words like "believe," "expect," "may," "will," "could," "estimate," "continue," "anticipate," "intend," "future," "plan" or variations of those terms and other similar expressions, including their use in the negative, to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as to our expectations as of the date of this report. These forward-looking statements are subject to a number of risks and uncertainties, including those identified under "Risk Factors" of our most recent Annual Report on Form 10-K and any amendments. Although we believe that the expectations reflected in these forward-looking statements are reasonable, actual industry conditions, and actual conditions and results in our business, could differ materially from those expressed in these forward-looking statements. In addition, none of the events anticipated in the forward-looking statements may actually occur. Any of these different outcomes could cause the price of our common stock to decline substantially. Except as required by law, we undertake no duty to update any forward-looking statement after the date of this report, either to conform any statement to reflect actual results or to reflect the occurrence of unanticipated events.

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

On July 1, 2008 we filed a Form 15 certification and notice of termination of registration under section 12(g) of the securities exchange act of 1934 or suspension of duty to file reports under sections 13 and 15(d)of the securities exchange act of 1934. Our duty to file was suspended based upon rule Rule 12g-4(a)(1)(ii)and Rule 12h-3(b)(1)(ii)since we have less than 500 shareholders of record we have 180.

Results of Operations

        Results of Operations for the Six Months Ended June 30, 2008

We did not generate any revenues for the six months ended June 30, 2008. Management has been working for the Company without taking any salaries or compensation of any kind. Further, management is paying for all their own expenses without seeking reimbursement from the Company now or in the future for these expenses. Management will continue to finance company operations until adequate financing has been secured.

Liquidity and Capital Resources

During the six months ended June 30, 2008 we financed our operations solely through private funding. Because we are in the process of development of our Vote Power Voting System for commercial production, we have never generated any revenue from operations. Our financial statements as of and for the year June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of June 30, 2008, we had working capital deficit of approximately $28,000. As of that date, we had approximately $330 in cash and cash equivalents. We had current liabilities of approximately $28,000.

We have been, and currently are, working toward identifying and obtaining new
sources  of   financing.  We are currently in discussions with a number of funding sources capable of funding the full development of our Voting Power voting system.

                      Business Of Vote Power Corp.

We are Changing our Name:

Vote Power Corp. is changing its name to Innovative Impact Design, Inc. and will be trading under a new symbol very shortly.

Expanded Operations

Vote Power (Innovative Impact Design, Inc.) will be expanding operations soon. We will be reorganizing the company into two (2) divisions. Vote Power will be one division which shall continue to develop its voting system as before and we are expanding our operations by opening an environmental division which we believe will greatly add to our financial success, provide long term growth, while at the same time setting an industry standard.

Recycled Plastic Materials

We estimate that the recycling plastic business is a $240 billion industry. This is even more evident and imperative due to the large increase in oil prices that have caused a dramatic increase in new plastic materials. The Environmental Protection Agency (EPA) continues to raise recycling goals each year and it is expected that even higher goals will be set in the future. In order to achieve its goals, the EPA is emphasizing the use of recycled materials employed in the construction of private and public structures.

In essence Green Is the In.

Consumers are demanding a home grown solution for our growing energy crisis. The "Green" movement is gaining momentum as consumers become more aware of the problems associated with global warming, energy conservation and the need for recycling.

Green Industries are the hottest investments. It is estimated that "Green" industries will grow to $51 billion dollars by 2015.

Global warming is here. And it is not going away, unless we address the problem with real solutions. Recycling is a necessity not optional.

Plastic Recycling Facts

 2,500,000 plastic bottles are used every hour! Most of them are thrown away!

Plastic bags and other plastic garbage thrown into the ocean kill as many as 1,000,000 sea creatures every year!

We throw away 25,000,000 plastic beverage bottles every hour!

Recycling plastic saves twice as much energy as burning it in an incinerator.

We throw away 25,000,000,000 Styrofoam coffee cups every year.

RPM Means Recycled Plastic Material

We identified a manufacture of recycled plastic products that has will fill our
desire to expand into this area.   We looked for a company that the used 100%
recycled materials in production of process. The Environmental Protection Agency raised recycling goals, focusing on construction. Plastic building material demand is increasing at a faster rate than the slumping housing industry. This growth appears to be increasing due in part to Americans are looking to conserve. The market is going "green" and straight up with no end in sight.

We anticipate that extraordinary revenues are possible with this addition to our company, in addition to helping the planet as well. We feel it is an investment in our future and that future includes helping make Earth a better planet.

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

Potential Software Partners

        o       Oracle Corporation
        o       MapQuest, Inc.
        o       ESRI Corp.
        o       CyberThink InfoTech

Item 3.  Controls and Procedures

Our President and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2008, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2008, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  None.

ITEM 2.  CHANGES IN SECURITIES

During the second quarter of 2008, we issued 60,000,000 for services consultants for services rendered in the amount of $60,000.

The issuances of our securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were sophisticated and had sufficient access to the kind of information registration would provide, including our most recent Annual Report on Form 10-K and our most recent Quarterly Report on Form 10-Q.

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

ITEM 3. Defaults in Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

By majority consent of the shareholders performed a reverse stock split of its common stock at the ratio of 350 to 1. This reverse stock split was effective July 21, 2008. The new trading symbol became "VPOW". This completed the capital restructuring of the company. We believe that this restructuring was necessary to put us in the proper position to raise the capital needed for expanding existing programs and being able to qualify for contracts with the various states, counties, cities and municipalities in this country to standardize their voting systems.

ITEM 5. Other Information

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Vote Power has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VOTE POWER CORPORATION


Dated:  October 1, 2008       By: /s/ Inti Shaikh
                                  -------------------------------
                                  Inti Shaikh
                                  CEO