Form 10-Q
period 2008-09-30
Innovative Impact Design, Inc.
filed 2009-01-26
CIK 1065516

<pre>

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                     FORM 10-Q
(Mark One)

[ ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2008 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________


                      Commission file number:  0-28811

                           INNOVATIVE IMPACT DESIGN, INC.
                          -------------------------------
             (Exact Name of registrant as specified in its charter)


          Florida                   0-25853                59-1413673
----------------------------   ------------------------  -----------------
(State or other jurisdiction   (Commission File Number)  (I.R.S. Employer
      of incorporation)                                  Identification No.)

                           1251 N. Fruitridge Ave.
                         Terre Haute, Indiana 47804
                     ---------------------------------------
                    (Address of principal executive offices)


                                 877-443-4554
                          -------------------------
                          Issuer's telephone Number

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

    Large accelerated filer | |                    Accelerated filer | |
    Non-accelerated filer | |                      Smaller reporting company | |
    (Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No | |

        As of December 1, 2008, the Company had a total of 649,396 shares of Class B Common Stock, par value $.01 per share (the "Common Stock"), outstanding and had no shares of Class A Common Stock outstanding.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................1

Item 3.  Controls and Procedures..........................................10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................11

Item 2.  Changes in Securities............................................11

Item 3.  Defaults Upon Senior Securities..................................12

Item 4.  Submission of Matters to a Vote of Security Holders..............12

Item 5.  Other Information................................................12

Item 6.  Exhibits.........................................................12

Signatures................................................................12

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                     FINANCIAL STATEMENTS

                INNOVATIVE IMPACT DESIGN, INC.
                        BALANCE SHEETS
                         (Unaudited)

                                     September 30, 2008
                                     ------------------
              ASSETS
              ------
CURRENT ASSETS
--------------
   Cash                               $         500
                                      --------------
   Total assets                       $         500

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES
-------------------
Notes Payable to related parties     $       28,357
                                     ---------------

TOTAL CURRENT LIABILITIES            $       28,357
                                     ===============

STOCKHOLDERS' EQUITY

Class B Common stock, $.01 par value,
   250,000,000 shares authorized,
   649,396 issued and outstanding              6,494

Additional paid in capital                 1,944,540

Accumulated deficit, including deficit
accumulated during the development
stage of $114,310                         (1,979,891)
                                      --------------
                                             (28,857)
                                      ---------------
   Total liabilities and shareholders'
   equity (deficit)                   $          500
                                      ===============

The accompanying notes and accountant's report should be read with these financial statements.

                        INNOVATIVE IMPACT DESIGN, INC.
                          STATEMENTS OF OPERATIONS
                           -------------------------

                                             Nine Months Ended
                                             September 30, 2008
                                             -------------------

                                               (unaudited)

Sales                                         $      -
                                              --------------
Operating expenses:
Professional fees                             $     115,859
General and administrative                    $       1,486
Taxes and fees                                $         800
                                              --------------
Total operating expenses                            118,145
                                              --------------
Net loss                                      $    (118,145)
                                              ==============

                       INNOVATIVE IMPACT DESIGN, INC.
                          STATEMENTS OF CASH FLOWS
                           -------------------------
                                    (Unaudited)

                                              Nine Months Ended
                                              September 30, 2008
                                             ---------------------
                                                 (unaudited)
Cash Flows from Operating Activities
Net loss                                      $    (118,145)
   Noncash item included
   In net income (loss) -
     Fair value of securities issued
       for compensation                             115,859
                                              --------------
Net cash provided (used)
by operating activities                              (2,286)
                                              --------------
Cash Flows From Investing Activities
Proceeds from related part notes                        592
                                              --------------
  Net cash provided (used)
  by financing activities                               592
                                              --------------
Net increase (decrease) in cash                      (1,864)
Cash -  beginning of year                             2,194
                                              --------------
Cash - end of 3rd qtr.                        $         500

The accompanying notes and accountant's report should be read with these financial statements.

             INNOVATIVE IMPACT DESIGN, INC. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the Nine Months ended September 30, 2008)
                                 (Unaudited)

                                                         Class B
                             Date of         Number       Common   Additional        Additional
                            Transaction     of Shares     Stock    Paid in Capital     Deficit        Total
                            -----------    -----------   --------  ---------------   ------------     ---------
Balance December 31, 2007                     201,671    $  2,017  $   1,832,858     $(1,834,875)     $(26,571)

Net Income (loss)                                                                       (118,145)     (118,145)
Issuance of common stock,
  $.01 par value

Loss from reverse stock
split and resetting of
par value to $.01                                                                        (26,871)

Stock Issued For Services    4-1-08           171,429       1,714         58,286                        60,000
Proceeds from issuance
of common stock in excess
of par value

Stock Issued For Services    9-4-08           276,296       2,763         53,396                        55,859
Proceeds from issuance
of common stock in excess
of par value
                                             ----------   ----------  ------------   ------------    ------------
Balance Sept. 30, 2008                        649,396     $ 6,494     $1,944,540     $(1,979,891)    $ (28,857)

The accompanying notes and accountant's report should be read with these financial statements.

  NOTES TO FINANCIAL STATEMENTS

Note A - Organization and Description of Business

Innovative Impact Design, Inc. (the "Company") was incorporated on December 31, 1976 accordance with the laws of the State of Florida.

The Company is in business to develop, produce, market and sell plastic materials to various unrelated entities located throughout the United States, Canada, and Central and South America. The Company has developed what it believes is a proprietary process for the manufacture of plastic materials at costs comparable to other plastic compounders which are designed to meet current and anticipated future environmental standards, encourage the preservation of natural resources and promote plastic recycling.

Expansion - Plastic Roofing Products

    The Company has expanded its operations to produce plastic roofing tiles in which it manufactures these tiles through a compression molding process.
The Company anticipates that its plastic roofing products will be a viable alternative to more expensive traditional roofing products. The Company expects its plastic roofing products to be priced lower than wood shake, slate and clay tiles and it expects to price its plastic roofing products competitively with other alternative roofing materials. The Company believes that it's plastic roofing tiles are considerably more durable than wood, slate or barrel tiles made from traditional materials. The plastic roofing tiles have a life expectancy of approximately 50 years, whereas natural tiles have a life expectancy of approximately 20 years.

    The Company offers a variety of roofing profiles and colors, including customization options, to satisfy diverse requests. It plans to initially offer simulated slate in six colors, simulated cedar slate in four colors, simulated Spanish tile in three colors, and simulated flat cement thatch in five colors.

    The Company believes that traditional roofing products are generally either attractive or safe, but not both. It also believes that its roofing products combine these two desirable characteristics and the Company aims to position its products with distributors and suppliers, contractors and builders, architects, and end-consumers as high-quality, durable, environmentally-friendly products that adds beauty and safety to virtually any structure at a competitive price.

Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

For segment reporting purposes, the Company operated in one industry segment during the periods presented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

Note C - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2008, the Company had incurred cumulative losses of $1,980,000. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed to operate as a going concern.

Note D - Summary of Significant Accounting Policies

1.  Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.  Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives (generally 3 to 10 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

3.  Organization and Reorganization Costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," whereby all organizational and initial costs incurred with the incorporation and initial capitalization of the Company was charged to operations as incurred.

4.  Research and Development Expenses

Research and development expenses are charged to operations as incurred.

5.  Advertising Expenses

The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

6.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2008 and 2007, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily, accumulated depreciation and amortization.

7.  Share-Based Payments

The Company utilizes the fair-value method of accounting for the payment for goods and/or services with the issuance of equity shares in lieu of cash.

The Company accounts for its stock based compensation under the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock-Based
Compensation - Transition and Disclosure."  This statement amends
SFAS No. 123(R) "Accounting for Stock-Based Compensation." The Company expenses the imputed compensation cost related to stock options.

8.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in the Company's accompanying financial statements.

Fully diluted earnings per share is computed similar to basic income per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income position at the calculation date.

9. Accounts Receivable

The Company makes judgments as to the collectibility of accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectibility of the receivables.

10. Warranty Costs

The Company warrants that its products will be free of faulty workmanship or defective materials and that they will conform to published specifications or other specifications mutually agreed to with a customer. An accrual for expected warranty costs results in a charge to the financial results in the period recorded. This liability can be difficult to estimate and, if the Company experiences warranty claims in excess of its projections, it may need to record additional accruals, which would adversely affect the Company's financial results.

The Company allows only its distributors to exchange products for other than warranty reasons. If the Company is unable to repair or replace a product returned under warranty, it issues a credit for a warranty return.

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

On July 1, 2008 we filed a Form 15 certification and notice of termination of registration under section 12(g) of the securities exchange act of 1934 or suspension of duty to file reports under sections 13 and 15(d)of the securities exchange act of 1934. Our duty to file was suspended based upon rule Rule 12g-4(a)(1)(ii)and Rule 12h-3(b)(1)(ii)since we have less than 500 shareholders of record, we have 180.

We are Changing and Expanding

   Our Name

        We changed our name to Innovative Impact Design, Inc. and are trading under the symbol "IIDG".

  Expanded Businesss Operations

        We expanded our operations. We have reorganized the company into two divisions. Our Vote Power voting system will be one division, which shall continue to develop its voting system as before and we have expanded our operations by opening an environmental or "Green" division which we believe will greatly add to our financial success, provide long term growth, while at the same time setting an industry standard. We expect the completion of the expanded operations to be completed by the 1st quarter 2009.

  Recycled Plastic Materials

        We estimate that the recycling plastic business is a $240 billion industry. This is even more evident and imperative due to the large increase in oil prices that has caused a dramatic increase in new plastic materials. The Environmental Protection Agency (EPA) continues to raise recycling goals each year and it is expected that even higher goals will be set in the future. In order to achieve its goals, the EPA is emphasizing the use of recycled materials employed in the construction of private and public structures.

        Our operations to sell and produce recycled plastic roofing tiles with a compression molding line are based out of Terre Haute, Indiana. Our roofing division, RPM Roofing & Manufacturing, occupies a 70,000 foot building, with all the equipment for a state of the art manufacturer roofing tiles. We have the capacity to produce up to 7,200 squares per month with their current equipment but has enough plant capacity for 5 times that amount of monthly production.

        We employ a proprietary substrate that can be molded into three primary roofing products: simulated slate, simulated cedar shake, barrel tile and flat tile. All of our plastic roofing tile products will be manufactured from recycled plastic material in a process that creates products that we believe are superior to all presently-employed roofing products. We believe that these products are superior for the following reasons:

    o    extreme fire and flame resistance;
    o    superior impact resistance;
    o    high durability;
    o    absolute water resistance;
    o aesthetic beauty based upon castings of hand selected virgin products;
    o    ease of installation;
    o    light-weight, negating extra structural engineering costs;
    o    qualify for discounts from major insurance companies; and
    o heat reduction through reflection of up to 75% of the sun's heat, this in turn reduces the need for expensive extra insulation in certain climates and reduces other costs.

        No additional structural engineering is necessary for the installation of our plastic roofing tiles and we believe that our roofing materials will not only reduce costs for homeowners but also for contractors as a result of the reduced cost of labor and materials.

        We offer a variety of roofing profiles and colors, including the following:

        SIMULATED SLATE. Our simulated slate tiles are cast from natural slate and are available in black, charcoal, gray, brown, red and green colors. Our simulated slate tiles are 12 x 18 inches and weigh approximately 1.8 lbs. per tile. We believe that our simulated slate tiles are beautiful and cannot be differentiated from genuine slate tiles except upon close examination.

        SIMULATED CEDAR SHAKE. Our simulated cedar shake tiles are cast from multiple patterns of genuine cedar shake and are available in pewter, charcoal, brown and weathered gray colors. We believe that we have obtained the natural beauty of real wood with these tiles. The length of this tile is 24 inches and our simulated cedar shake tiles are expected to be available in 5, 7 and 12 inch widths weighing approximately 1.5, 1.8 and 2.0 lbs. per tile, respectively.

        SIMULATED SPANISH TILE. Our simulated Spanish tiles is the most popular and provides a Mediterranean styling with all the beauty and durability of genuine clay tiles, but with greater ease of installation, and are available in terra cotta, brown and black colors. Our simulated Spanish tiles are 16.5 x 13 inches and weigh approximately 1.8 lbs. per tile.

        Each of our simulated tile products are tested to produce a Class A and/or C fire rating. In addition, each of our simulated tile products are tested to produce a Class 3 and 4 impact rating, except for our simulated Spanish tile product, which we plan to have tested to produce a Class 3 impact rating. We expect that the durability and fire resistance ratings of our simulated tile products may reduce insurance premiums for the owners of homes and buildings that utilize these products.

  Environmental Considerations

        We believe that environmental considerations will favorably influence our ability to succeed. We estimate that the recycling business is a $240 billion industry. The EPA continues to raise recycling goals each year and we expect that even higher goals will be set in the future. In order to achieve its goals, the EPA is emphasizing the use of recycled materials employed in the construction of private and public structures.

        Many states, such as California, are restricting or limiting the use of wood roofing tiles due to susceptibility to fire and their contribution to the depletion of natural resources. Recycled plastic roofing tiles can be used in lieu of wood products and are less susceptible to fire.

  The Roofing Blend

        We have developed a new and simpler roofing tile blend. We have coupled this with a more advanced mixing and manufacturing process we developed, through and with the assistance of a number plastic (polymer) engineers. Our new roofing blend uses very common recycled raw materials that are readily available in the market place in plentiful amounts and from numerous different sources. Costs have been reduced for raw material, all previously dangerous powder raw materials have been eliminated and press cycle times have been reduced which has doubled the production lines' current capacity without adding any new presses or additional equipment.

        The new blend has now been tested and passed all of the third-party testing required for various certifications.

  Sales &  Research & Development

        The gross sales of our roofing tiles for 2007 were only $189,000 due the need for all new third-party testing and development of a new and simpler roofing tile formula. Every month sales have increased and now that we are in the Summer we want to make a big push to get our product line into the market place and our presence felt.

        On the research and development side of the roofing business, we are testing and preparing to introduce a new low cost roofing alternative produced from recycled plastic that will be competitively priced for the first time with asphalt shingles, the highest selling roofing material in the country. We believe that this would be the first time that a composite plastic (recycled or otherwise) roofing product would be competitive with asphalt roofing shingles. We also intend to continue to improve our current roofing tile products by making them lighter and also intend to introduce a heavy rock slate shingle much like our current slate tile roof but with a thicker looking appearance, this is very popular in the Midwest and Northeast sections of the country.

        We believe that our plastic roofing products are a viable alternative to more expensive traditional roofing products. Our plastic roofing products are priced lower than wood shake, slate and clay tiles. Our plastic roofing products are priced competitively with other alternative roofing materials. We believe that our plastic roofing tiles are considerably more durable than wood, slate or barrel tiles made from traditional materials. Our plastic roofing tiles have a life expectancy of approximately 50 years, whereas natural tiles have a life expectancy of approximately 20 years.

        We are offering a variety of roofing profiles and colors, including customization options, to satisfy diverse requests. We offer simulated slate in six colors, simulated cedar slate in four colors, simulated Spanish tile in three colors and simulated flat cement thatch in five colors.

        We believe that traditional roofing products are generally either attractive or safe, but not both. We believe that our roofing products combine these two desirable characteristics and we aim to position our products with distributors and suppliers, contractors and builders, architects, and end-consumers as high-quality, durable, environmentally- friendly products that add beauty and safety to virtually any structure at a competitive price.

  Industry Demand

        We believe that the demand for plastic roofing materials is increasing faster than the demand for traditional roofing materials. A greater than 50% increase in demand for plastic roofing products is expected by 2010, whereas the entire roofing industry is expected to increase by 20% during the same period. We believe that the demand for plastic roofing products is currently, and will continue to be, bolstered in part by the continued emphasis on the use of recycled materials. The EPA has raised recycling goals and has focused on the construction industry. The EPA's target states with the largest recycling rates include California, New York, Minnesota, Florida and Texas.

   Expanded Operations - Plastic Compounding Pellet Line

        We also plan to add a Recycled Plastic Compounding Pellet lines that will recycle raw plastic bottles into plastic pellets that have been specifically formulated for various customers and for our roofing tiles. This will cut down on our raw material costs and minimize variable pricing that comes in the market place because of the variability of oil prices that drive the plastic supply market.

        The production line is expected to produce 2000 pounds of material an hour and run 20 hours per day in order to keep up with demand. We have secured a number of sources of recyclable materials that will grind up in our plant and then process through the extruder line to produce the plastic pellets for sale and use in our roofing tile blend.

  Current Marketing

        We now have sales representatives covering the east coast from New Jersey down to and including Florida. Midwest sales representatives for Iowa, Illinois, Missouri, Minnesota, Oklahoma, and Wisconsin, as well as Arkansas and Alabama and a west coast representatives for the Pacific Northwest, and Arizona and Nevada.

  Sales and Marketing Future Plans

        We intend to market our plastic roofing products through and to the following five distinct groups:

        IN HOUSE MARKETING GROUP. We are opening a special sales division for sales efforts and support for the all states west of Mississippi River. This will be an intensive drive to open roofing markets that are currently not being supported.

        MANUAFCTUER'S REPRESENTATIVES. We need to add many more manufacture's representatives for our product and train them on the value and dependability of our roofing tile line. We intend to seek out the best and brightest sales representatives we can find and offer 8% commissions for all sales, which is 2 to 3 percent higher then our competition but since we have good profit margins we want to attract the best sales people in the roofing field, in order to brake into the market.

        DISTRIBUTORS AND SUPPLIERS. We believe that distributors and suppliers are an excellent resource to display and feature our plastic roofing products. We believe that distributors and suppliers have key connections within the construction industry and that they can provide numerous sales opportunities for our products. We have already contacted two major distributors in Florida and both have indicated an interest in buying our products when and if they are readied for large-scale production and use. We need to add more.

        CONTRACTORS AND BUILDERS. Contractors and builders have the power to exert influence over their clients regarding the type of roof to be chosen. We expect to focus on contractors and builders in the geographic areas where we expect to initially market our products: the South, the West and in Florida. By exposing our products to contractors and builders and increasing demand for our products within this group, we expect to also increase demand for our products with distributors and suppliers. We need more direct sales to them.

        ARCHITECTS. We believe that architects represent an excellent potential sales resource. Architects are often able to designate materials used in their structures and, in addition to the core benefits of our plastic roofing products, we hope to interest architects in unusual and modern roofs for commercial and professional buildings. We believe that architects can be marketed to through advertisements in trade-related publications. In marketing to architects, we would expect to direct advertisements and information to the various geographical areas where our sales activity is heaviest or where we are focusing our marketing efforts. We need to advertise more and get our name out as a green building supplier which architects are constantly looking for.

        END CONSUMERS. Establishing long-term relationships with homeowners is an important goal. Most modern residential roofs need replacement within a 20 year period. Targeting homeowners and building owners is important for our future as many homeowners and building owners will be in a position to utilize our products in the future. These are the highest profit margin sales and we are currently selling directly to the end user because we have not established a large enough distributor network to cover the entire country.

        We have to initiate direct mail campaigns, print advertising, website communications and memberships in appropriate industry and other related associations such as the Western States Roofing Contractor's Association, the Florida Roofing and Sheet Metal Contractors Association, the National Roofing Contractors Association and others. We anticipate that our print advertising programs will include a product sample affixed to a printed advertisement. We also anticipate that our direct mail campaigns will target select groups, such as distributors and suppliers, contractors and builders, architects and end consumers in an area-by-area launch program. We plan to have the mailing program contain an informational packet, product samples, price lists and advertising reprints of magazines or other advertising that we have circulated. We estimate that we will commence these campaigns within several months following insurance approvals and certification of our plastic roofing products from the International Council of Building Officials.

        We need to advertise more in select industry magazines such as Builder Magazine, Roofing Contractor Magazine, Roofing/Siding/Insulation Magazine, Environmental Design and Construction Magazine and Architectural West. We expect that the focus of our advertisements will be the advantages our products offer over traditional roofing products and our competitors' alternative roofing products.

        We need to expand our website that is distinct from our existing plastic pallet websites. We include detailed descriptions and features of our line of alternative roofing products, the methods for ordering them and pricing information. We also expect to include methods for obtaining samples of these products and actual photos of roofs of homes and buildings that employ our products.

                      Vote Power Division

Vote Power Opportunity

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

Potential Software Partners

        o       Oracle Corporation
        o       MapQuest, Inc.
        o       ESRI Corp.
        o       CyberThink InfoTech

Item 3.  Controls and Procedures

        In July 2008, we have evaluation our design and operation of our disclosure controls and procedures are effective to ensure that information required to be disclosed by us is accumulated, recorded, processed, summarized and reported to our management as appropriate to allow timely decisions regarding whether or not disclosure is required.

        During the quarter ended September 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In Summary

        We are confident our both our roofing products and voting divisions are profitable endeavors.

        The size of the roofing market is estimated at $35 billion , composite tiles account for 3.5% of the total market for consumer and business buildings. To capture only 10% of the composite-tile market will account for $125 million in gross revenues. We are confident we will achieve that.

        A part from the huge United States market, the worldwide e-voting market size is estimated to be about $10 billion. The United States market share is about $5 billion. Vote Power Projects a minimum revenue based on 10% of available market is $345 million in gross revenues and $80 million in net revenues.

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2.  CHANGES IN SECURITIES

        During the third quarter of 2008, we issued 276,296 shares for services to consultants for services rendered in the amount of $55,859.

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

ITEM 3. Defaults in Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

        By majority consent of the shareholders performed a reverse stock split of its common stock at the ratio of 350 to 1. This reverse stock split was effective July 21, 2008. We also changed our company name from Vote Power Corporation to Innovative Impact Design, Inc. Our trading symbol is "IIDG". This completed the capital restructuring of the company. We believe that this restructuring was necessary to put us in the proper position to raise the capital needed for expanding existing programs and being able to qualify for contracts with the various states, counties, cities and municipalities in this country to standardize their voting systems. Further, the shareholders voted to have Mr. Randy Zych and Mr. Drew Pitt on the Board of Directors replacing Mr. Bob Martyn and Mr. Inti Shaikh. New officers were also appointed Randy Zych as President replacing Mr. Inti Shaikh and Mr. Drew Pitt as the Secretary & Treasurer, and Chief Operating Officer. Additionally, Ms. Edith Lutz has joined the Company has its CEO.

ITEM 5. Other Information

        On July 1, 2008 we filed a Form 15 certification and notice of termination of registration under section 12(g) of the securities exchange act of 1934 or suspension of duty to file reports under sections 13 and 15(d) of the securities exchange act of 1934. Our duty to file was suspended based upon rule Rule 12g- 4(a) (1) (ii) and Rule 12h-3(b) (1) (ii) since we have less than 500 shareholders of record, we have 180. We are filing this report and others voluntarily to provide our shareholders, potential investors and other interested parties with as much information about the Company as we can.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        On October 16, 2008 we filed a Current Report on Form 8-K.


                                  SIGNATURE


                                  INNOVATIVE IMPACT DESIGN, INC.


Dated: December 1, 2008       By: /s/ Randy Zych
                                  -------------------------------
                                  President