Form 10-K
period 2008-12-31
Innovative Impact Design, Inc.
filed 2009-04-10
CIK 1065516

<pre>
===============================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-K
(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2008     OR

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


Transitional Small Business Disclosure Format (check one):  YES | |  NO |X|

DOCUMENTS INCORPORATED BY REFERENCE: None.
Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |X|

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES |X|  NO |   |

The Company's revenue for the twelve months ended December 31, 2008 was $0.

As of April 10, 2009, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $2,100,000. As of that date, the number of shares outstanding of the registrant's only class of common stock was 7,185,636.

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

                             PART I

SPECIAL NOTES

VOLUNATRILY REPORTING

        We are a voluntarily filing this 10-K report. We are a Pink Sheet listed, non-reporting company (through the filing of a Form 15) but file these reports voluntarily in an effort to keep our shareholders and other interested parties informed about our progress and business. Please take note our financial reports are not audited.

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

  Current Marketing

        We now have sales representatives covering the east coast from New Jersey down to and including Florida. Midwest sales representatives for Iowa, Illinois, Wisconsin, Missouri, Minnesota, Oklahoma, Arkansas, Alabama, Texas Wisconsin, and a west coast representatives for the Pacific Northwest, and Arizona and Nevada.

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

        We have begun to advertise more in select industry magazines such as Builder Magazine, Roofing Contractor Magazine, Roofing/Siding/Insulation Magazine, Environmental Design and Construction Magazine and Architectural West. We expect that the focus of our advertisements will be the advantages our products offer over traditional roofing products and our competitors' alternative roofing products.

        We have expanded our website that is distinct from our existing plastic roofing websites. We include detailed descriptions and features of our line of alternative roofing products, the methods for ordering them and pricing information. We also expect to include methods for obtaining samples of these products and actual photos of roofs of homes and buildings that employ our products.

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

Employees

        We have fifteen full time employees. Our employees are involved in manufacturing operations, quailty control, sales and marketing functions. We also use the services of outside consultants and experts on many of our projects to help reduce costs. We consider our relations with our employees to be good. None of our employees is represented by a labor union.

ITEM 2. DESCRIPTION OF PROPERTY.

        Our principal facility is a 70,000 sqiuare foot building located in Terre Haute Indiana. We own the property and pay approximately $7,000 per month in payments. This space we believe that our facilities are adequate for our needs for the near future.

ITEM 3. LEGAL PROCEEDINGS.

        We are not a party to any material pending legal proceedings. We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

                            PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The following table shows the high and low closing bid prices of our common stock for the periods presented. Our common stock trades on the Pink Sheets under the symbol "IIDG".

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

                                                        Price Range
                                                       High     Low
                                                      ------- ------
    Year Ended December 31, 2008:
        First Quarter                               $   0.10  $ 0.001
        Second Quarter                                  0.10    0.001
        Third Quarter                                   0.85*   0.25*
        Fourth Quarter                                  3.50*   1.01*

* After the 350 to 1 reverse stock split on July 21, 2008.

As of April 10, 2009, we had 7,185,636 shares of common stock outstanding and held of record by approximately 185 shareholders, and the high and low sale prices of a share of our common stock on the Pink Sheets on that date were $3.50 and $3.20, respectively. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners.

We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law, and the terms of our secured convertible debentures. We currently anticipate that we will retain any earnings for use in the continued development of our business.

Our authorized capital stock consists of 250,000,000 shares of common stock. The following is a summary description of our capital stock. We have two classes of common capital stock outstanding

The Class A & Class B common shares have the same rights as follows:

One (1) share of common stock of $0.01 par value per share.

Common stock has the right to receive the amount of dividends declared from time to time by the Board of Directors in accordance with, and resulting from, the operating performance of the company.

Each is entitled to cast one vote in any matter legally presented to it.

No preemptive rights are inherent in the common stock.

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

Recent Sales of Unregistered Securities

    In September 2008, we issued 171,429 shares of common stock to a consultant for $42,857 in services rendered and recorded an additional $19,072 in services expenses for the fair value of the shares issued.

    In October 2008, we issued 279,296 shares of common stock to a consultant for $55,859 in services rendered rendered and recorded an additional $45,036 in services expenses for the fair value of the shares issued.

    In October 2008, we issued 4,000,000 shares of common stock as part of the merger and acqusition of RPM Roofing & Manufacturing, Inc.

    In November 2008, we issued an additionaly 1,000,000 shares of common stock as part of the merger and acqusition of RPM Roofing & Manufacturing, Inc.

    In January 2009, we issued an additionaly 1,400,000 shares of common stock as part of the merger and acqusition of RPM Roofing & Manufacturing, Inc.

    In January 2009, we issued 66,240 shares of common stock to a consultant for $40,056 in services rendered and recorded an additional $140,380 in services expenses for the fair value of the shares issued.

    In February 2009, we issued 66,903 shares of common stock to a consultant for $45,105 in services rendered and recorded an additional $136,870 in services expenses for the fair value of the shares issued.

    Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

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

        Results of Operations for the Year Ended December 31, 2008

From June 30, 2000 to the end of 2004, we were a dormant company with no operations, no income and no expenses. It did however maintain its Pink Sheet listing.

Revenues for the years ended December 31, 2008 were $0. Total Operating expenses were approximately $165,000 for the year 2008.

Net loss for the year 2008 was approximately $165,000.

        Liquidity and Capital Resources

As of December 31, 2008, we had a working capital deficit of approximately $28,000. As of that date, we had approximately $500 in cash and cash equivalents. We had current liabilities of approximately $28,000.

Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.

As indicated above, our financial statements as of and for the year 2008 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We have been, and currently are, working toward identifying and obtaining new
sources  of   financing.  We are currently in discussions with a number of funding sources capable of funding our operations for 2009 as well as through sales from Green Division.

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

We have no history of significant revenues, have not been profitable and may experience continued losses. Historically, we have relied upon cash from financing activities to fund all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2008, we had an accumulated deficit of approximately $2,015,272. We cannot predict when we will become profitable or if we ever will become profitable, and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully selling our products.

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

The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the three months ended December 31, 2008, the high and low closing bid prices of our common stock were $3.50 and $3.20, respectively. The market price of our common stock may exhibit significant fluctuations in the future response to various factors, many of which are beyond our control and which include:

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

Our common stock trades under the symbol "IIDG" in the Pink Sheets. Because our stock trades on the Pink Sheets rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

ITEM 7. FINANCIAL STATEMENTS.

Our financial statements are filed with and begin on page F-1 of this report.The financials filed with this report are unaudited.

                             PART III

ITEM 8A.  CONTROLS AND PROCEDURES

As of April 10, 2008, the management of we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our President and Chief Financial Officer. Based upon that evaluation, our President and Chief Financial Officer concluded that Innovative Impact Design, Inc.'s disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The directors and executive officers of Innovative Impact Design, Inc. as of April 10, 2008 are as follows:

Name                          Position
------------------------------------------------------------
Mr. Randy Zych                President & Director
Ms. Edith Lutz                CEO
Mr. Drew Pitt                 Secratary & Treasuer & Director

Each director serves until the next annual meeting of the Company's stockholders or until a successor is elected. No date for the next annual meeting of stockholders is specified in the Company's Bylaws or has been fixed by the Board of Directors. The Company's officers serve at the pleasure of the board of directors until their services are terminated or a successor is appointed.

The IIDG Team consists of experienced professionals in the plastic molding business, with impressive credentials that have produced results:

Randy Zych, has dozens of years experience in plastic manufacturing and sales. Key man in the development and design of the RPM Roofing division product line.

Edit Lutz, has provided the company with extensive financial assistant, as well as run her own consulting and business management firm for over a two decades. She brings confidence, strong judgment and stability to our management group.

Drew Pitt, one of the original founders and former manager of RPM Roofing. Structured and coordinated the consolidation, acqusition and merger with both Vote Power and RPM. Extensive financial and legal expertise and background.

Advisory Board

Inti Shaikh, the key developer in the Vote Power voting system. Inti worked for HP for many years and has extensive experience in software design and security systems that are a key component in the Vote Power voting system.

Richard Sophia, expert in plastic processing, has developed a sales programs from $25 million a year in sales to $125 million per year. He is instrumental in the research and development of our plastic roofing formulas and process.

Jeff Noling, expert in manufacturing machines and equipment, with 10 years experience in the plastic industry. Key developer of our compression molding process and procedures we use in the roofing and compounding division.

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

Based solely upon a review of copies of these reports furnished to us during 2004 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2008 were complied with.

ITEM 10.        EXECUTIVE COMPENSATION.

          Compensation of Executive Officers

In 2007 and 2008 no cash salaries were paid to any of the company officers and directors. Expenses incurred by officers and directors have been reimbursed to officers and directors, as approved by the Board of Directors, this amounted to $0 in 2007. The Company intends to pay both its President and CEO $125,000 annually, if and when the Company receives its desired financing. Additionally, in the event the Company is successful in obtaining this financing, it expects to pay each of its other officers compensation for the next twelve months not more than $125,000. If the Company does not receive the required financing, no salaries will be paid.

Long-Term Incentive Plan Awards

In 2009, the following awards were given to named executives under long-term incentive plans.

        Each Ms. Lutz our CEO, and Mr. Zych our President were granted stock option bonuses of 3 million shares each of restricted common stock on October 16, 2009.

In 2008, no awards were given to named executives under long-term incentive plans.

Compensation of Directors

Our directors do not receive any compensation in their capacity as members of the board of directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 10, 2009, certain information with respect to (i) each director of our company, (ii) the named executives, and
(iii)  all directors  and executive  officers of our company as a  group, and
(iv) each person known to our company to be the beneficial owner of more than 5% of our common stock. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the Commission.


Name and Address of             Title of        Amount and Nature of
of Beneficial Owner (1)(2)        Class         Beneficial Ownership(2)(3)    Percent of Class
--------------------------     ---------       ---------------------------   ------------------
Randy Zych                    Class B Common          3,000,000                 15.64%
Edith Lutz                    Class B Common          3,000,000                 15.64%
RD Associates, Ltd.           Class B Common          3,000,000                 15.64%
MarketPrime, Inc.             Class B Common          3,000,000                 15.64%
All as a group                Class B Common         12,000,000                 62.56%
_______________

(1)     The address of each beneficial owner named in this table is c/o
        Innovative Impact Design, Inc. 1251 N. Fruitridge Ave., Terre Haute,
        Indiana.

(2)     Beneficial ownership is determined in accordance with the rules  of
        the  Securities  and  Exchange  Commission   and generally includes
        voting or investment power with  respect to securities. Except as indicated by footnote, and subject to community  property laws where applicable,  the persons named in the  table above have  sole voting and  investment power with respect to all  shares of common stock shown  as beneficially owned by them. Shares of common stock subject to options currently exercisable, or exercisable within  60 days after April 10, 2009, are deemed to be outstanding in calculating the percentage ownership  of a person or  group but are not deemed to be outstanding as to any other person or group.

(3) Each of the Beneficial Holders holds an option to purchase up to 3,000,000 shares of Class B common stock for a period of five years with an exercise price equal to par value.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2008 pursuit to the terms of the Merger Agreement, the Company agreed the exchange shares of its common stock in exchange 100% of the stock of RPM Roofing & Manufacturing, Inc. As April 10, 2009 the merger is in progress and on going.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits.

Reference is made to the Index to Exhibits that follows the consolidated financial statements contained in this report.

        (b)     Reports on Form 8-K.

During the year ended December 31, 2008, the Registrant filed the following no current reports on Form 8-K:

        On October 16, 2008 we filed a Current Report on Form 8-K.

                     FINANCIAL STATEMENTS

                INNOVATIVE IMPACT DESIGN, INC.
                        BALANCE SHEETS
                         (Unaudited)
                ------------------------------

                                     December 31, 2008
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
                                     ===============

STOCKHOLDERS' EQUITY

Class B Common stock, $.01 par value,
   250,000,000 shares authorized,
   652,396 issued and outstanding              6,524

Additional paid in capital                 1,979,891

Accumulated deficit                       (2,015,272)
                                      --------------
                                             (28,857)
                                      ---------------
   Total liabilities and shareholders'
   equity (deficit)                   $          500
                                      ===============

The accompanying notes and accountant's report should be read with these financial statements.

                        INNOVATIVE IMPACT DESIGN, INC.
                          STATEMENTS OF OPERATIONS
                        ------------------------------

                                             The Year Ending
                                             December 31, 2008
                                             -------------------

                                               (unaudited)

Sales                                         $      -
                                              --------------
Operating expenses:
Professional fees                             $     162,825
General and administrative                    $       1,486
Taxes and fees                                $         800
                                              --------------
Total operating expenses                            165,111
                                              --------------
Net loss                                      $    (165,115)
                                              ==============

                       INNOVATIVE IMPACT DESIGN, INC.
                          STATEMENTS OF CASH FLOWS
                           -------------------------
                                    (Unaudited)

                                              The Year Ending
                                              December 31, 2008
                                             ---------------------
                                                 (unaudited)
Cash Flows from Operating Activities
Net loss                                      $    (165,115)
   Noncash item included
   In net income (loss) -
     Fair value of securities issued
       for compensation                             162,825
                                              --------------
Net cash provided (used)
by operating activities                              (2,286)
                                              --------------
Cash Flows From Investing Activities
Proceeds from related part notes                        592
                                              --------------
  Net cash provided (used)
  by financing activities                               592
                                              --------------
Net increase (decrease) in cash                      (1,864)
Cash -  beginning of year                             2,194
                                              --------------
Cash - end of the year                        $         500

The accompanying notes and accountant's report should be read with these financial statements.

             INNOVATIVE IMPACT DESIGN, INC. STATEMENTS OF STOCKHOLDERS' EQUITY
                  (for the Year ended December 31, 2008)
                                 (Unaudited)

                                                         Class B
                             Date of         Number       Common   Additional        Additional
                            Transaction     of Shares     Stock    Paid in Capital     Deficit        Total
                            -----------    -----------   --------  ---------------   ------------     ---------
Balance December 31, 2007                     201,671    $  2,017  $   1,832,858     $(1,834,875)     $(26,571)

Net Income (loss)                                                                       (165,115)     (118,145)
Issuance of common stock,
  $.01 par value

Loss from reverse stock
split and resetting of
par value to $.01                                                                        (15,282)

Stock Issued For Services    9-1-08            171,429       1,714       60,215                        61,929
Proceeds from issuance
of common stock in excess
of par value

Stock Issued For Services   10-28-08           279,296       2,793       98,103                       100,896
Proceeds from issuance
of common stock in excess
of par value
                                             ----------   ----------  ------------   ------------    ------------
Balance December 31, 2008                      652,396     $ 6,524     $1,991,176     $(2,015,272)    $  18,109

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

Note C - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2008, the Company had incurred cumulative losses of $2,015,272. The Company's successful transition to attaining profitable operations is dependent upon obtaining financing adequate to fulfill its development, marketing and sales activities and achieving a level of revenues adequate to support the Company's cost structure. Management's plan of operations anticipates that the cash requirements of the Company for the next twelve months will be met by obtaining capital contributions through the sale of common stock and from current operations. However, there is no assurance that the Company will be able to fully implement its plan in order to generate the funds needed to operate as a going concern.

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

6.  Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2008 and 2007, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily, accumulated depreciation and amortization.

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

                        SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, Innovative Impact Design, Inc.caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of April 2009.


                                               /S/ Randy Zych
                                               ----------------------------
                                               Randy Zych
                                               President
                                               (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of Innovative Impact Design, Inc. and in the capacities and as of the dates indicated.

Name                                   Title                                  Date
--------------------        --------------------------------------      ------------------
/S/RANDY ZYCH               President                                    April 10, 2009
-------------------         Executive Officer (Principal Executive
Randy Zych                  Officer) and Director


/S/DREW PITT                Chief Financial Officer,                     April 10, 2009
------------------          Treasurer and Secretary (Principal
Drew Pitt                   Financial and Accounting Officer)and
                            Director
