Form 10-Q
period 2009-03-31
Innovative Impact Design, Inc.
filed 2009-05-28
CIK 1065516

<pre>

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                     FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2009 or

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

    Indicate by check whether issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  |X|

    As of May 22, 2009, the Company had a total of 10,785,636 shares of Class B Common Stock, par value $.01 per share (the "Common Stock"), outstanding and had no shares of Class A Common Stock outstanding.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................1

Item 3.  Controls and Procedures...........................................8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................10

Item 2.  Changes in Securities............................................10

Item 3.  Defaults Upon Senior Securities..................................10

Item 4.  Submission of Matters to a Vote of Security Holders..............10

Item 5.  Other Information................................................10

Item 6.  Exhibits.........................................................10

Signatures................................................................10

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                     FINANCIAL STATEMENTS

                INNOVATIVE IMPACT DESIGN, INC.
                        BALANCE SHEETS
                         (Unaudited)
                                              March 31, 2009
              ASSETS                           --------------
              ------
CURRENT ASSETS
--------------
   Cash                                        $     172,000
                                                  ----------
      Total current assets                           172,000
                                                  ----------
Other Assets
        Trucks & Vehicles                            150,000
        Inventory                                     75,000
        Roofing Equipment                          3,000,000
        Building                                   1,275,000
        Roofing Formula                              500,000
                                                 -----------
        Total Other Assets                         5,000,000
                                                 -----------
Total Assets                                     $ 5,172,000
                                                 ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

LIABILITIES
-------------------
  Notes Payable to related parties              $     28,265
  Equipment Loan                                $  2,000,000
  Real Property Loan                               1,000,000
                                                 -----------
TOTAL LIABILITIES                               $  3,028,265
                                                ============
STOCKHOLDERS' EQUITY

Class B Common stock, $.01 par value,
   250,000,000 shares authorized,
   10,785,636 issued and outstanding                 107,786

Additional paid in capital                        10,166,767

Accumulated deficit, including deficit
accumulated during the development
stage of $114,310                                 (2,074,288)
                                               --------------
 Total shareholders' Equity                    $   8,200,265
                                               ==============
   Total liabilities and shareholders'
   equity (deficit)                            $   5,172,000
                                               ==============

              INNOVATIVE IMPACT DESIGN, INC.
                STATEMENTS OF OPERATIONS
      1st Quarter 2009 January 1 - March 31, 2009
      -------------------------------------------

INCOME
Revenue                                         $     434,798
Costs of Goods Sold                             $     156,891
Commissions                                     $      12,746
                                                -------------
GROSS PROFIT                                    $     265,161

OPERATING EXPENSES

Bank Fees                                       $       1,033
Contract Work                                   $      20,019
Duke Energy - Electricity                       $      28,307
Equipment Supplies                              $         859
Freight                                         $        (110)
Fuel                                            $       7,382
Insurance                                       $      15,239
Legal & Professional                            $       1,115
Meals & Entertainment                           $       1,006
Interest                                        $      91,223
Office                                          $         957
Payroll                                         $      22,288
Property Taxes                                  $      34,464
Security                                        $       1,554
State Fees                                      $         291
Telephone & Internet                            $       2,722
Travel                                          $      10,184
Utilities - Water                               $      29,060
                                                -------------
TOTAL OPERATING EXPENSES                        $     259,206
                                                -------------
GROSS INCOME                                    $       5,955
                                                -------------
NON-CASH EXPENSES
Depreciation                                          (20,832)
Services (stock)                                      (85,192)
                                                -------------
NET LOSS                                             (100,069)
                                                ==============
Gain per weighted-average share of
  common stock outstanding,
  computed on Net Gain - basic
  and fully diluted                               $    (0.005)
                                                  ------------
Common stock outstanding                           10,785,636
                                                  ============

                       INNOVATIVE IMPACT DESIGN, INC. STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (for the Period Ended March 31, 2009)
                                               (Unaudited)
                                                                                                      Total
                                                         Class B                                    Stockholder's
                             Date of         Number       Common   Additional        Accumulated      Equity
                            Transaction     of Shares     Stock    Paid in Capital     Deficit       (Deficit)
                            -----------    -----------   --------  ---------------   ------------   --------------
Balance December 31, 2008                      652,396     $ 6,524   $1,991,176     $(2,015,272)    $  15,673


Net Income (loss)                                                                       (59,016)
Issuance of common stock,
$.01 par value

Stock Issued For Services   1-1-09 to 3-31-09  133,240       1,362       83,830                         85,192
Proceeds from issuance
of common stock in excess
of par value

Stock Issued For Merger RPM
Roofing                     1-1-09 to 1-31-09 10,000,000   100,000    8,091,761                      8,100,000

                                             -----------   -------  ------------   ------------    ------------
Balance March 31, 2009                        10,785,636   $107,886  $10,166,767    $(2,074,288)    $8,200,865

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

7.  Earnings (Loss) Per Share

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

8. Accounts Receivable

The Company makes judgments as to the collectibility of accounts receivable based on historic trends and future expectations. Management estimates an allowance for doubtful accounts, which represents the collectibility of the receivables.

9. Warranty Costs

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

On July 1, 2008 we filed a Form 15 certification and notice of termination of registration under section 12(g) of the securities exchange act of 1934 or suspension of duty to file reports under sections 13 and 15(d)of the securities exchange act of 1934. Our duty to file was suspended based upon Rule 12g - 4(a)(1)(ii)and Rule 12h-3(b)(1)(ii)since we have less than 500 shareholders of record, we have approximetely 180.

Divisional Overview

  Expanded Business Operations

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

Green Manufacturing Division - RPM Roofing & Manufacturing

        We expanded our operations to sell and produce plastic roofing tiles with a compression molding line in Terre Haute, Indiana. Our roofing and manufacturing division, occupies a 70,000 foot building, with all the equipment for a state of the art manufacturer roofing tiles. We have the capacity to produce up to 1,200 squares (120,000 square feet of roofing) per month with their current equipment but have enough plant capacity for 5 times that amount of monthly production.

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

   Expanded Operations - Plastic Compounding Pellet Line

        We finishing the installation of a Recycled Plastic Compounding Pellet lines that will recycle raw plastic bottles into plastic pellets that have been specifically formulated for various customers and for our roofing tiles. This will cut down on our raw material costs and minimize variable pricing that comes in the market place because of the variability of oil prices that drive the plastic supply market.

        The production line is expected to produce 2000 pounds of material an hour and run 20 hours per day in order to keep up with demand. We have secured a number of sources of recyclable materials that will grind up in our plant and then process through the extruder line to produce the plastic pellets for sale and use in our roofing tile blend.

        We completing the final stages installation of its plastic compounding line and has received commitments for up to 25 million pounds of compounding orders already this year. This equates to approximately $1.0 million in profits for the Company. We hope to start production in early June 2009.

   Expanded Operations - Layer Saver Portable Racking System

        We have entered into an exclusive strategic alliance with Layer Saver Raking System to supply all their plastic components and pallets for their patented Layer Saver Racking Systems. Some of the projects we are looking forward to working with Layer Saver on are as follows:

o a major railroad company to increase their freight capacity on their box cars. We have developed a new recycled plastic pallet system that substantially increases box car capacity by more than 3 times their current capacity.

o a $2 + billion a year national grocery chain to handle all the delivery pallets and logistics for all their stores. The discussions involve an initial contract worth approximately $8 million.

o a Fortune 500 fruit grower to improve their shipment capabilities from their southern farms to locations along the east coast through the use of a new system for stacking otherwise unstackable pallets for their fruit beverages sold worldwide.

o a major overnight package delivery service to decrease their lost packages due lost or damaged freight shipments.

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

        MANUAFCTUER'S REPRESENTATIVES. We need to add many more manufacturers' representatives for our product and train them on the value and dependability of our roofing tile line. We intend to seek out the best and brightest sales representatives we can find and offer 8% commissions for all sales, which is 2 to 3 percent higher then our competition but since we have good profit margins we want to attract the best sales people in the roofing field, in order to brake into the market.

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

                      Vote Power Division

Current Status 2009

        Vote Power is still in the research & development stage and we are actively seeking further capital funding for the project in order to develop and produce a number of proto types of our voting system to have tested for accuracy and security before beginning our search for a strong buyer for the technology to implement final marketing and deployment of the system on a national and international basis. We believe that this requires a company with greater and longer history of financial strength, experienced management in national and global marketing with a established marketing and distribution network as well as a customer service network. This maybe in the form of one company or a syndicate of firms.

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

Marketing and Sales Strategy

Positioning

        Vote Power creates value by approaching the market with a 'laser-like' focus and concentration on the e-voting market. Fortunately, the executive team not only has industry IT expertise, it also has voting processes' expertise.
The dual expertise of both industries has enabled the Vote Power team to tackle the market in a number of unique ways.

Hardware Partners

        Vote Power has strategic partnerships with the leading hardware vendors for its Direct Recording Equipment solution. Touch screen monitors will be used as the vote casting vehicle.

Results of Operations

    Results of Operations for the Three Months Ended March 31, 2009

    Our revenues were $435,000, in the first quarter of 2009. This revenue is attributable to the sales our recycled plastic roof tiles and our outside consulting work done by our management team. Our Roofing division did $161,000 in gross revenues or 37% of our total gross revenues for the period. Typically, the 1st quarter of year we experience lower sales of roofing materials due to seasonal bad weather restrictions that limit roofing installations throughout most of the country.

    Our cost of goods sold was approximately 170,000 in the first quarter of 2009. The costs of goods sold for the roofing division was $57,000 or 36% of the gross roofing revenues for the period. We expect our gross profit results to increase as we have significant profit margins in our roofing tiles.
We expect that our gross profit will increase substantially as sales of our roofing tiles increase.

    Total operating expenses were approximately $259,000 in the first quarter of 2009. Our gross income was minimal at just under $6,000, and our net loss including non-cash expenses was just over $100,000. Our non cash expenses made up 29% of our total operating expenses of $365,000 in the first quarter of 2009. We expected a net loss in the first quarter and possible into the second quarter of 2009 as a result of the cost associated with the restructuring of the company and its expansion of the roofing tile division.

Liquidity and Capital Resources

    At March 31, 2009 we had cash of $172,000. We had a working capital surplus of $2,143,735. During the three months ended March 31, 2008, we financed our operations primarily through cash generated from sales of our products.

Debt Financing

    We have two loans totaling approximately $3,000,000 which are related to our equipment, real property and building in which we produce our products at 1251 N. Fruitridge, Terre Haute, Indiana. We pay interest only on both loans totaling approximately $19,000 per month. Balloon payments are due on both loans in January 2010 but we expect to be able to pay the loans off or negotiate an extension of time to do so. Additionally we are paying approximately $8,600 per month for maintenance and real and personal property taxes for 2008 & 2009. In 2010 we expect our tax burden to be reduced to approximately $3,000 per month.

Item 3.  Controls and Procedures

        In January 2009, we have evaluation our design and operation of our disclosure controls and procedures are effective to ensure that information required to be disclosed by us is accumulated, recorded, processed, summarized and reported to our management as appropriate to allow timely decisions regarding whether or not disclosure is required.

        During the quarter ended March 31, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2.  CHANGES IN SECURITIES

        During the 1st quarter of 2009, we issued 133,240 shares of restrcited common stock for services to consultants for services rendered in the amount of $85,192. Additionally, we completed our acquisition of RPM Roofing and Manufacturing which included a building, real property and associated roofing equipment worth approximately $5,000,000 in exchange for 10 million shares of our restricted common stock.

        The issuances of our securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering. Additionally, the purchasers were sophisticated and had sufficient access to information on the Company.

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

    None.

ITEM 5. Other Information

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    None.

                                  SIGNATURE


                                  INNOVATIVE IMPACT DESIGN, INC.


Dated: May 27, 2009               By: /s/ Randy Zych
                                  -------------------------------
                                  President